Form 10QSB
period 2007-06-30
China Agri-Business, Inc.
filed 2007-08-14
CIK 1378270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from ____________ to ____________

                        Commission File Number 333-140118

                            CHINA AGRI-BUSINESS, INC.
        (Exact name of small business issuer as specified in its charter)

           MARYLAND                                            20-3912942
           --------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                             FINANCE PLAZA 9TH FLOOR
                               HI-TECH ROAD NO. 42
                       HI-TECH INDUSTRIAL DEVELOPMENT ZONE
                          XI'AN, SHAANXI, CHINA 710068
                    (Address of principal executive offices)

                             TEL: 011-86-29-88222938
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_|  No |X|


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,278,774 shares of Common Stock, $.001 par value, were outstanding as of August 14, 2007.

Transitional Small Business Disclosure Format (check one); Yes |_|  No |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

China Agri-Business, Inc.
Index to Financial Statements

Consolidated Balance Sheets
As of June 30, 2007 (Unaudited) and December 31, 2006                        F-2

Consolidated Statements of Income and Other Comprehensive Income
For the Three and Six Months Ended June 30, 2007 and 2006 (Unaudited)        F-3

Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2007 and
For the Years Ended December 31, 2006 and 2005 (Unaudited)                   F-4

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006 (Unaudited)                  F-5

Notes to Consolidated Financial Statements (Unaudited)                       F-6

                            China Agri-Business, Inc.
                           Consolidated Balance Sheets


--------------------------------------------------------------------------------


                                                        June 30     December 31,
                                                          2007          2006
                                                       -------------------------
                                                       (Unaudited)    (Audited)

                                     Assets
Current Assets
   Cash and cash equivalents                            $4,832,095   $3,785,535
   Accounts receivable, net of allowance for doubtful
    accounts of $2,370 and  $2,665, respectively           116,113      103,844
   Inventory                                                74,626       92,253
   Other receivables                                        13,697       18,476
   Loans receivable                                          4,743      301,447
   Prepaid expenses                                         61,420       22,137
--------------------------------------------------------------------------------

Total Current Assets                                     5,102,694    4,323,692

Property, plant and equipment, net                         291,527      296,344
Investment in Tianwei Technology                           788,400      769,477
Intangible assets, net                                      87,394       86,014

--------------------------------------------------------------------------------
Total Assets                                            $6,270,015   $5,475,527
================================================================================
                      Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable and accrued liabilities             $   86,949   $   51,276
   Deferred income                                          49,092         --
--------------------------------------------------------------------------------
Total Current Liabilities                                  136,041       51,276
--------------------------------------------------------------------------------


   Redeemable series A preferred stock,
      par value $.001 per share; authorized
      100,000 shares; issued and outstanding
      10,000 and 10,000 shares, respectively               100,000      100,000
--------------------------------------------------------------------------------

Stockholders' Equity

   Undesignated preferred stock, par value
      $.001 per share; authorized
      4,900,000 shares; none issued                           --           --
   Common stock par value $.001 per share;
      authorized 100,000,000 shares; issued
      and outstanding 12,278,774 and
      12,278,774 shares, respectively                       12,279       12,279
   Additional paid-in capital                            3,629,709    3,629,709
Retained earnings                                        2,019,168    1,449,991
Accumulated other comprehensive income                     372,818      232,272
--------------------------------------------------------------------------------
Total stockholders' equity                               6,033,974    5,324,251
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity              $6,270,015   $5,475,527
================================================================================

The accompanying notes are an integral part of these financial statements.



                           China Agri -Business, Inc.
                      Consolidated Statements of Operations




                                                       Three Months Ended            Six Months Ended
                                                           June 30                      June 30
                                                    -------------------------   ------------------------
                                                        2007         2006           2007          2006
                                                    -----------  ------------   -----------  ----------
                                                   (Unaudited)    (Unaudited)   (Unaudited)  (Unaudited)
Revenue:
   Sales of products                               $   844,473   $   601,442    $1,408,903   $ 1,070,546
--------------------------------------------------------------------------------------------------------
   Total revenues                                      844,473       601,442     1,408,903     1,070,546
--------------------------------------------------------------------------------------------------------

Operating costs and expenses:
   Cost of goods sold                                  277,237       157,160       456,893       333,663
   Selling and marketing                                35,607        23,710        56,976        33,667
   General and administrative                          158,587       171,857       310,060       307,211
   Depreciation of property, plant and equipment        11,043          --          21,151          --
   Amortization of intangible assets                       362          --             721          --
--------------------------------------------------------------------------------------------------------
Total operating costs and expenses                     482,836       352,727       845,801       674,541
--------------------------------------------------------------------------------------------------------

Income from operations                                 361,637       248,715       563,102       396,005

Interest income                                          5,038                       6,075         1,295
--------------------------------------------------------------------------------------------------------

Income before income taxes                             366,675       248,715       569,177       397,300

Income taxes                                              --            --            --            --
--------------------------------------------------------------------------------------------------------

Net income                                         $   366,675   $   248,715    $  569,177   $   397,300
========================================================================================================

Earnings per common share:
   Basic                                           $      0.03   $      0.02    $     0.05   $      0.04
--------------------------------------------------------------------------------------------------------
   Diluted                                         $      0.03   $      0.02    $     0.05   $      0.04
--------------------------------------------------------------------------------------------------------

Weighted average number of common shares used
  to compute earnings per common share:
   Basic                                            12,278,774    10,950,897    12,278,774    10,950,897
--------------------------------------------------------------------------------------------------------
   Diluted                                          12,578,774    10,950,897    12,578,774    10,950,897
--------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.


                           China Agri -Business, Inc.
                 Consolidated Statements of Stockholders' Equity


-------------------------------------------------------------------------------------------------------------------------------


                                                                                                  Accumulated
                                                  Common Stock        Additional      Retained       Other
                                           -------------------------    Paid-in       Earnings    Comprehensive
                                             Shares         Amount      Capital       (Deficit)      Income           Total
                                           ----------   ------------  -----------    -----------   -------------  ------------

Balance, December 31, 2004                 10,950,897   $    10,951   $ 3,631,037    $    60,021   $      (786)   $ 3,701,223
Net income for the year ended
   December 31, 2005                             --            --            --          477,117          --          477,117
Foreign currency translation adjustment          --            --            --             --         202,442        202,442
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                 10,950,897        10,951     3,631,037        537,138       201,656      4,380,782
Reverse acquisition of Xinsheng
   effective April 22, 2006                 1,327,877         1,328        (1,328)          --            --             --
Net income for the year ended
   December 31, 2006                             --            --            --          912,853          --          912,853
Foreign currency translation adjustment          --            --            --             --          30,616         30,616
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006                 12,278,774        12,279     3,629,709      1,449,991       232,272      5,324,251
Unaudited:
Net income for the six months ended
   June 30, 2007                                 --            --            --          569,177          --          569,177
Foreign currency translation adjustment          --            --            --             --         140,546        140,546
-----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2007                     12,278,774   $    12,279   $ 3,629,709    $ 2,019,168   $   372,818    $ 6,033,974
=============================================================================================================================





The accompanying notes are an integral part of these financial statements.





                            China Agri-Business, Inc.
                      Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------------------


                                                                   Six Months Ended
                                                                        June 30
                                                              -----------------------------
                                                                   2007           2006
                                                              -------------  --------------
                                                               (Unaudited)    (Unaudited)

Operating activities
    Net income                                                 $   569,177    $   397,300
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Change in allowance for bad debt                                  (295)        (3,508)
    Depreciation of property, plant and equipment                   21,151          9,106
    Amortization of intangible assets                                  721           --
    Changes in operating assets and liabilities:
    Accounts receivable, net                                       (11,974)       350,879
    Other receivables                                                4,779           --
    Inventory                                                       17,627        (21,809)
    Prepaid expenses                                               (39,283)          --
    Accounts payable and accrued liabilities                        35,673          6,910
    Deferred income                                                 49,092           --
-----------------------------------------------------------------------------------------
Net cash provided by operating activities                          646,668        738,878
-----------------------------------------------------------------------------------------
Investing activities
   Loans receivable collections                                    296,704           --
   Property, plant and equipment additions                         (16,334)       (13,734)
-----------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                280,370        (13,734)
-----------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents       119,522            566
-----------------------------------------------------------------------------------------

Increase in cash and cash equivalents                            1,046,560        725,710

Cash and cash equivalents, beginning of period                   3,785,535      1,216,749
-----------------------------------------------------------------------------------------


Cash and cash equivalents, end of period                       $ 4,832,095    $ 1,942,459
=========================================================================================


The accompanying notes are an integral part of these financial statements.

                            CHINA AGRI-BUSINESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

China Agri-Business, Inc. ("China Agri") was incorporated in the State of Maryland on December 7, 2005. On October 31, 2006, China Agri effectuated a
2.032 to 1 forward stock split. All share and per share amounts have been retroactively adjusted to reflect the stock split.

On March 16, 2006, China Agri executed a Corporate Finance Advisory Services Agreement (the "China Agri Advisory Agreement") with Friedland Corporate Investor Services LLC ("Friedland"). The China Agri Advisory Agreement provided that Friedland will assist China Agri in forming a Wholly-Owned Foreign Enterprise ("Meixin") under the laws of the People's Republic of China (the "PRC"), in acquiring control of a PRC business enterprise, and in becoming publicly traded in the United States. As consideration for these services, China Agri issued 1,327,877 shares of China Agri common stock to 7 Friedland designees (including 10,000 shares to the then sole director of China Agri) and is obligated to pay Friedland 750,000 PRC Renminbi ("RMB") (or $98,550 translated at the June 30, 2007 exchange rate) upon the establishment of a trading market in the United States for China Agri's shares of common stock.

On March 24, 2006, China Agri formed Mei Xin Agri Technology (Shaanxi) Co., Ltd. ("Meixin"). Meixin is a wholly-owned subsidiary of China Agri and a limited liability company organized under the laws of PRC. Pursuant to measures passed by the stockholders of Shaanxi Xin Sheng Centennial Agriculture and Technology Co., Ltd. ("Xinsheng"), a corporation formed under the laws of the PRC on April 22, 2002, on April 10, 2006, a Management Entrustment Agreement dated April 18, 2006 between Meixin and Xinsheng, and a Stock Purchase Agreement dated April 22, 2006 between China Agri and Xinsheng (collectively, the "Transaction"), Meixin acquired management control of Xinsheng, in the same manner as if it were a wholly owned subsidiary under PRC law, and China Agri issued 10,950,897 shares of China Agri common stock, representing approximately 89% of the 12,278,774 shares of China Agri common stock outstanding after the Transaction, to a trustee of a trust for the benefit of the Xinsheng stockholders. The Transaction is being accounted for as a "reverse merger", since the stockholders of Xinsheng owned a majority of China Agri's common stock immediately following the Transaction. Xinsheng is deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Transaction are those of Xinsheng and are recorded at the historical cost basis of Xinsheng, and the consolidated financial statements after completion of the Transaction include the assets and liabilities of China Agri, Meixin, and Xinsheng (collectively, the "Company"), historical operations of Xinsheng, and operations of China Agri and Meixin from the date of the Transaction.

Xinsheng's primary activities are the manufacture, marketing and sale of organic and environmentally friendly "Green" agricultural enhancement products in China.

                            CHINA AGRI-BUSINESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 2 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2007 and the results of operations and cash flows for the periods ended June 30, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month period ended June 30, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2006 as included in our report on Form SB-2.


NOTE 3 - REVERSE ACQUISITION OF XINSHENG

As discussed in Note 1, China Agri, through its wholly owned subsidiary Meixin, acquired management control of Xinsheng on April 18, 2006 in exchange for 10,950,897 shares of China Agri common stock.

At April 18, 2006 (date of acquisition), China Agri and Meixin had $0 identifiable net assets.

NOTE 4 - INVENTORY

Inventory consists of:

                                         June 30,     December 31,
                                     -----------      ----------
                                         2007             2006
                                     -----------      ----------
                                     (Unaudited)
Raw materials                        $   64,437       $  36,718
Work in progress                          1,871           3,650
Finished goods                            4,922          48,573
Other                                     3,396           3,312
                                     -----------      ----------

Total inventory                      $   74,626       $  92,253

                            CHINA AGRI-BUSINESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 5 - LOANS RECEIVABLE

Loans receivable consist of:


                                               June 30,  December 31,
                                               --------   --------
                                                   2007       2006
                                               --------   --------
                                               Unaudited)

Net Bar, non-interest bearing,
  due March 31, 2007                           $  4,674   $301,447
                                               --------   --------

                       Total                   $  4,674   $301,447
                                               ========   ========


NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:


                                                 June 30,    December 31,
                                               -----------    ----------
                                                 2007            2006
                                              -----------     ----------
                                              (Unaudited)
Building                                      $  17,660       $  17,237
Transportation equipment                        259,831         244,480
Manufacturing equipment and machinery           123,862         118,759
Office and computer equipment                    17,510          16,322
                                              ---------       ---------

Total                                           418,863         396,798

Less accumulated depreciation                  (127,336)       (100,506)
Construction in progress                           --                52
                                              ---------       ---------

Property, plant and equipment, net            $ 291,527       $ 296,344
                                              =========       =========


NOTE 7 - INVESTMENT IN TIANWEI TECHNOLOGY INC.

On July 29, 2005, Xinsheng acquired a 13.95% equity interest in Tianwei Technology Inc. ("Tianwei"), a PRC company, for 6,000,000 RMB ($788,400 translated at the June 30, 2007 exchange rate) cash. The investment is carried at cost. Tianwei shares are not quoted or traded on any securities exchange or in any recognized over-the-counter market; accordingly, it is not practicable to estimate the fair value of the investment. Tianwei sells aerospace products to military industry customers.

                            CHINA AGRI-BUSINESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - INTANGIBLE ASSETS, NET

Intangible assets, net consists of:


                                                 June 30,     December 31,
                                               -----------     ---------
                                                   2007          2006
                                               -----------     ---------
                                               (Unaudited)
Product rights                                   $80,811         $78,874
Patent                                            13,140          12,825
Trademark                                          1,490           1,212
                                                 -------         -------

Total                                             95,441          92,911

Less accumulated amortization                      8,047           6,897
                                                 -------         -------

Intangible assets, net                           $87,394         $86,014
                                                 =======         =======


The product rights were acquired by Xinsheng in December 2006 from an unrelated third party and relate to six registered fertilizer products.

The patent was acquired by Xinsheng in 2002 from three parties (one of the parties was an officer, director and significant stockholder of the Company at the time of the exchange) in exchange for a total of 16.67% of the issued and outstanding shares of Xinsheng common stock. The patent (and contributed capital) at the date of the exchange on April 22, 2002 has been reflected at the transferors' cost. The patent is for Zero-tillage Fertilizing Equipment (PRC Patent Number 330398), which is a type of seeding machine, the use of which reduces soil erosion.

Estimated amortization expense for each of the Company's five succeeding fiscal years ending December 31, 2007, 2008, 2009, 2010 and 2011 is $13,388, $17,476,
$17,476, $17,476, and $17,476, respectively.


NOTE 9 - REDEEMABLE SERIES A PREFERRED STOCK

On May 31, 2006, China Agri sold 10,000 Units of securities to an investor at a price of $10.00 per Unit, or $100,000 total. Each Unit is comprised of one share of Series A preferred stock and one warrant to purchase one share of Common Stock at $1.50 per share exercisable through May 31, 2009. Each share of Series A preferred stock is not entitled to any voting rights, except that the consent of the holders of at least 51% of the outstanding shares of Series A preferred stock shall be necessary to permit the authorization or issuance or any increase in the authorized or issued amount of any class or series of capital stock ranking equal to or senior to the Series A preferred stock.

                            CHINA AGRI-BUSINESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Series A preferred stock (the "Series A Stock") is not entitled to any dividends. In the event of a voluntary or involuntary liquidation of the Company, the holders of Series A Stock shall be entitled to be paid out of the assets of the Company available for distribution an amount in cash equal to $10.00 per share before any payment is made to the holders of Common Stock or other capital stock of the Company, the terms of which do not specifically provide that such securities rank senior to or on a parity with the Series A Stock as to rights on liquidation. The holders of Series A Stock shall not be entitled to receive liquidation payments until liquidation payments are made in full to the holders of capital stock ranking senior to the Series A Stock as to rights on liquidation. The holders of Series A Stock shall share ratably in liquidation payments with the holders of shares of the Company's capital stock ranking on a parity with the Series A Stock as to rights on liquidation which are made if the assets of the Company are insufficient for the Company to make the full amount of the liquidation payments.

Each share of Series A Stock shall automatically be converted into shares of Common Stock at a conversion price of one-third of the price per share of the Common Stock paid for by the purchasers of Common Stock in a Public Offering pursuant to a registration statement under the Securities Act of 1933, as amended (the "Act"). The number of shares of Common Stock issuable upon one share of Series A Stock in such event shall be the quotient obtained by dividing $10 by the conversion price. Thus, upon consummation of the sale of Common Stock for $1.00 per share pursuant to the planned public offering (see note 10), each outstanding share of Series A Stock shall automatically convert into 30 shares of Common Stock (300,000 shares of Common Stock total).

If the Company does not consummate an initial public offering pursuant to a registration statement under the Act by November 30, 2007, then each holder of Series A Stock shall have the right to require the Company to redeem all or any portion of such holder's Series A Stock at a price of $10 per share ($100,000 total). Since the act of having the registration statement declared effective by the SEC and having the public offering successfully completed is outside the control of the Company, the Company has classified the Redeemable Series A Preferred Stock as temporary equity separate and apart from stockholders' equity at its fair value at date of issue. However, the Company presently expects that the Series A Preferred Stock will not become redeemable as it expects its public offering will be completed by November 30, 2007.

Upon completion of the Company's public offering and automatic conversion of the Redeemable Series A Preferred Stock into common stock, if they occur, the Company will record as a dividend and as an increase in additional paid-in capital, the intrinsic value of the beneficial conversion feature (the "BCF"). The intrinsic value of the BCF will be the difference between the fair value of the common stock received upon conversion and the $100,000 proceeds received.

Assuming completion of the public offering at $1.00 per share and the automatic conversion of the redeemable Series A Preferred Stock into common stock, pro forma total stockholders' equity would be $6,133,974 and $5,424,251 at June 30, 2007 and December 31, 2006, respectively. Pro forma basic and diluted earnings
(loss) per common share (unaudited) would be:

                            CHINA AGRI-BUSINESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                    Three Months    Six Months
                                                       Ended           Ended
                                                   June 30, 2007   June 30, 2007
                                                   -------------   -------------
                                                     (Unaudited)    (Unaudited)
Net Income (loss) - as reported                    $    366,675    $    569,177
Dividend on Series A Preferred Stock
       equivalent to the BCF                           (200,000)       (200,000)
                                                   ------------    ------------
Net Income applicable to holders of
       common stock - pro forma                    $    166,675    $    369,177
                                                   ------------    ------------
Weighted average number of common
       shares outstanding - as reported              12,278,774      12,278,774
Number of common shares to be issued upon
       conversion of Series A Preferred Stock           300,000         300,000
                                                   ------------    ------------
Weighted average number of common
       shares outstanding -  pro forma               12,578,774      12,578,774
                                                   ------------    ------------

Earnings (loss) per common share - pro forma       $       0.01    $       0.03
                                                   ============    ============


NOTE 10 - PUBLIC OFFERING

China Agri has entered into an Underwriting Agreement with Spencer Edwards, Inc. (the "Underwriter"), a NASD-registered broker-dealer, in connection with the Company's public offering (the "Public Offering") of up to 1,000,000 Units of China Agri securities at $1.00 per Unit, or $1,000,000 total. Each Unit consists of one share of Common Stock, one warrant to purchase one share of Common Stock at $1.50 per share exercisable for three years from the date of issuance, and one warrant to purchase one share of Common Stock at $2.00 per share exercisable for three years from the date of issuance only if the $1.50 Unit Warrant was exercised. The Underwriter has made no commitment to purchase (or take down) all or any part of the Units, but has agreed to use its best efforts on an "all or none" basis to sell 300,000 Units within a period of 90 days (which may be extended for up to an additional 60 days upon the mutual consent of China Agri and the Underwriter) following the effective date of the related Form SB-2 registration statement , which effective date is July 13, 2007. Until 300,000 Units have been sold, all funds received by the Underwriter from subscribers will be placed in an escrow account. In the event that 300,000 Units are not sold within the 90 day period (150 day period, if extended), the funds deposited with the escrow agent will be returned in full to subscribers.

Under the Underwriting Agreement, China Agri will pay an 8% commission and a 3% non-accountable expense allowance to the Underwriter for all Units sold. Additionally, China Agri will issue the Underwriter a number of Units equal to 10% of the number of Units sold in the Public Offering.

                            CHINA AGRI-BUSINESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Net proceeds to China Agri from the $300,000 minimum offering and the $1,000,000 maximum offering, after deducting offering costs of $141,936 and $218,936, respectively, are $158,064 and $781,064, respectively.


NOTE 11 - RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Xinsheng only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payments of dividends as a reserve fund. As a result of these PRC laws and regulations Xinsheng is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances, which restricted portion amounted to $222,495 at December 31, 2006.


NOTE 12 - INCOME TAXES

Xinsheng is subject to a PRC 33% standard enterprise income tax. However, due to its agricultural industry status, the National Tax Bureau in Xi'an High-Tech Development Zone granted Xinsheng two annual exemptions from this tax. The first exemption was granted for the year ended August 31, 2006 and the second exemption was granted for the year ended August 31, 2007. Xinsheng expects to apply for another annual income tax exemption in August 2007.

At June 30, 2007, the Company had an unrecognized deferred United States income tax liability relating to undistributed earnings of Xinsheng. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

The Company did not have any significant temporary differences relating to deferred tax liabilities as of June 30, 2007.

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income (loss) before income taxes. Reconciliations follow:

                            CHINA AGRI-BUSINESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




                                                             Three Months Ended         Six Months Ended
                                                           June 30,     June 30,     June 30,     June 30,
                                                          ---------   ----------    ---------    ---------
                                                             2007        2006         2007         2006
                                                          ---------    ---------    ---------    ---------
                                                         (Unaudited) (Unaudited)   (Unaudited)  (Unaudited)

Expected tax at 35%                                       $ 128,336    $  87,050    $ 199,212    $ 139,055
Effect of PRC income tax
   exemption granted to Xinsheng                           (121,003)     (82,076)    (187,828)    (131,109)
Permanent difference relating to Xingsheng's earnings
   to be permanently invested in operations outside the
   United States                                             (7,333)      (4,974)     (11,384)      (7,946)
                                                          ---------    ---------    ---------    ---------

Actual provision for income taxes                         $    --      $    --      $    --      $    --
                                                          =========    =========    =========    =========



NOTE 13 - SEGMENT INFORMATION

The Company operates in one industry segment - the manufacturing and sale of agricultural enhancement products. Substantially all of the Company's identifiable assets at June 30, 2007 and December 31, 2006 were located in the PRC. Net sales for the periods presented were all derived from PRC customers.


NOTE 14 - COMMITMENTS AND CONTINGENCIES

Corporate Finance Advisory Services Agreements

On September 3, 2005, Xinsheng executed a Corporate Finance Advisory Services Agreement (the "Xinsheng Advisory Agreement") with Friedland. The agreement provided that Friedland would provide certain corporate finance advisory services to Xinsheng designed to result in Xinsheng's shares (or a successor entity's shares) becoming publicly-traded in the United States. As consideration for these services, Xinsheng paid Friedland 1,150,000 RMB (400,000 RMB in September 2005, 300,000 RMB in December 2005, 450,000 RMB in March 2007) and is obligated to pay Friedland up to an additional 500,000 RMB ($65,700 translated at the June 30, 2007 exchange rate) within five working days of the registration statement being declared effective by the SEC.

On March 16, 2006, as described in Note 1, China Agri also executed a Corporate Finance Advisory Services Agreement (the "China Agri Advisory Agreement") with Friedland. Under this agreement, China Agri is obligated to pay Friedland 750,000 RMB ($98,550 translated at the June 30, 2007 exchange rate) upon the establishment of a trading market in the United States for China Agri's shares of common stock.

                            CHINA AGRI-BUSINESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Lease Agreements

Xinsheng leases its office space (approximately 7300 square feet) at an annual rent of 366,390 RMB ($48,143 translated at the June 30, 2007 exchange rate) under a lease with a three year term expiring March 31, 2008.

Xinsheng leases its operating space (approximately 2600 square feet) at an annual rent of 38,500 RMB ($5,059 translated at the June 30, 2007 exchange rate) under a lease expiring March 31, 2010.

China Agri utilizes office space provided by one of its directors at no cost.

For the six months ended June 30, 2007 and 2006, rental expenses for all operating leases amounted to $30,349 and $30,336, respectively.

At June 30, 2007 (unaudited), future minimum rental commitments under all non-cancelable operating leases are:




Year ending December 31,
------------------------

2007                                                 $    26,737
2008                                                      16,848
2009                                                       4,986
2010                                                       1,247
                                                     ------------

Total                                                $    49,818
                                                     ============



PRC Risks

Substantially all of the Company's business operations are conducted in the PRC and governed by PRC laws and regulations. Meixin and Xinsheng are generally subject to laws and regulations applicable to foreign investments and foreign-owned enterprises. Because these laws and regulations are relatively new, the interpretation and enforcement of these laws and regulations involve uncertainties.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The Company receives substantially all of its revenues in RMB, which is currently not a freely convertible currency. Under existing PRC foreign exchange regulations, payment of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of our results of operations and should be read in conjunction with our financial statements and related notes contained in this Form 10-QSB. This Form 10-QSB contains forward looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operation or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control, especially, the result of the planned initial public offering, weather condition which may impact on the demand of our products, our competitors' marketing and products development. Those events as well as any cautionary language in this Form 10-QSB provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-QSB could have a material adverse effect on our business, operating results and financial condition. Actual results may differ materially from current expectations.

OVERVIEW
         China Agri-Business, Inc. ("China Agri") was incorporated in the State of Maryland on December 7, 2005. On March 24, 2006, China Agri formed Mei Xin Agri Technology (Shaanxi) Co., Ltd. ("Meixin") at Xi'an city in China under the laws of China. Meixin is our wholly-owned subsidiary in China. Pursuant to the "Management Entrustment Agreement" signed on April 18, 2006 by and between Meixin and Shaanxi Xin Sheng Centennial Agricultural and Technology Co., Ltd. ("Xinsheng"), incorporated on April 22, 2002, Meixin acquired management control of Xinsheng, in the same manner as if Xinsheng were a wholly owned subsidiary of Meixin under the Chinese law. Consequently, Xinsheng is our operating company in China.

         In consideration of Xinsheng's entry into the Management Entrustment Agreement, we issued an aggregate of 5,389,221 shares of our common stock (i.e. 10,950,897 shares after a 2.032-for-1 forward split in October 2006, which was 89% of our total outstanding shares after the transaction) to the shareholders of Xinsheng which was held by five individual trustees on behalf of the shareholders of Xinsheng. Since Xinsheng shareholders owned a majority of China Agri's common stock immediately following the transaction, the transaction is being accounted for financial reporting purposes as a "reverse merger". Xinsheng is the deemed acquirer and the continuing entity for financial reporting purposes.

         China Agri, Meixin and Xinsheng (collectively, the "Company" or "We") develop, manufacture and market organic biochemical agricultural application products in China. Currently, we have two brand names in the market, "Xinsheng Luyuan" and `Xinsheng Lufeng". Xinsheng Luyuan is an organic fungicide, whose primary function is to increase agricultural production. Xinsheng Lufeng is organic bactericide, whose primary function is bactericide. Within these two categories, we produce more than 50 different agricultural applications and sell those products in the 14 provinces of China. Our products have no adverse effect on the environment and contain no toxins. They are used to produce safe and healthy crops and are used to produce AA Green Food in China.


DEVELOPMENT PLAN AND STRATEGY

         We introduced our first organic biochemical agricultural applications to the market under the brand "Xinsheng Luyuan" in October, 2004. During the fiscal year ended December 31, 2005, sales of Xinsheng Luyuan grew rapidly and a second brand, Xinsheng Lufeng, was introduced. With an increased target market and the introduction of a proactive marketing campaign, we were able to generate over $650,000 sales in organic agricultural applications in 2005 and over $1,900,000 in 2006.

         Aimed at the fast growing organic agriculture industry and increased demand for Green Food in China, we have developed a multi-prong strategy as following to expand our operations and to establish us as one of the leading participants in the China's growing organic agriculture appliance sector.

EXPANDING PRODUCTION CAPACITY

         In April 2006, we purchased two additional two-ton reactors and added 500 square meters to our production facility. Our monthly production capacity increased from 10 tons to 30 tons accordingly. We will fully utilize current capacity to grow our business. We plan to purchase more manufacture equipment, automatic package filling line and research facilities contingent on the demand of market.

STRENGTHENING SALES EFFORTS

         We have established an in-house sales team. Those dedicated sales and marketing professionals work closely with the national retail dealer network. We designed new promotional and advertising programs and events. These programs and events will focus on the effectiveness of our products as compared to those of our competitors' and will include informational sessions, product demonstrations, sales meetings, and newspaper and television advertising.

ENTERING NEW MARKETS

         With a growing production capability and a dedicated sales force, we plan to enter into the southern part of China, such as Hunan province, Hubei province, Anhui province and Jiangsu province. Those provinces typically have a warmer climate, a longer growing season for agriculture, and in turn, it will generate higher demand for our products.

INTRODUCING NEW PRODUCTS

         Our research and development department is continuously working with our customers to determine additional areas of demand for our products. We have three products that are currently in the final stages of testing, which are designed to enhance the growth of flowers and herbs used in herbal medicines. In March 2007, we started to market one of these new products. We anticipate that the other two products will be on the market in the second half of 2007.

         In addition to aforementioned strategy focuses, we are seeking the opportunity to provide research and development services to third-parties, or to sell products which we do not intend to manufacture.


RISKS AND UNCERTAINTIES

         We are in a very competitive industry. We have our unique way to process and mingle raw materials into products. Each of our products contains more than twenty ingredients and a minimum of 50 grams of chitosan per liter of finished products. Chitosan helps nutrients stay in the soil and improves the structure of soil at the same time. The longer the nutrient stays in the soil, the more efficient the products are. Our products with their high percentage of chitosan make them superior in the market. We will keep the quality of our products consistently. However, if our competitors develop a better way to process and mingle the ingredients, or new materials, then, our competitive advantage would be eliminated.

         We are in the industry of agriculture. Severe weather conditions and disaster will have a serious impact on our production from two aspects. It may increase bad debt expense due to the loss of farmers. It may also interrupt the transportation and delay the delivery of our product.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2007, cash and cash equivalents increased $1,046,560 to $4,832,095 from $3,785,535 at December 31, 2006. For the three months ended June 30, 2007 cash increased $511,419. Cash provided by operating activities was $646,668 and $738,878 for the six months ended June 30, 2007 and June 30, 2006, respectively. Included in the cash provided by operating activities for the six months ended June 30, 2006 was $301,447 from the collection of a short term loan. Absent this collection, cash provided by operating activities would have been $437,431 for the six months ended June 30, 2006.

         For the six months ended June 30, 2007, cash provided by investing activities was $280,370, in which $296,704 was the collection of a loan receivable from Xin Sheng Red Forest Net Bar, offset partially by $16,334 used for equipment.

         The Chinese local government has waived the income tax of the Company for two years until August 31, 2007. The Company is to apply for another annual income tax exemption after August 2007. We expect that the local taxation authority will grant us tax exemption status for the next fiscal year because our products are used for agriculture. However, if we lost tax exemption status, we would be subject to a 33% standard enterprise income tax. If we had lost tax exemption status in 2007, it would have reduced our cash flow by approximately $188,000 for the six months ended June 30, 2007.

         The registration of our planned public offering (see Note 10 to Consolidated Financial Statements) was declared effective by the SEC on July 13, 2007. If the planned initial public offering goes successful, the capital from the offering will help us to speed up our expansion plan. As a public company, however, certain costs will go up, such as attorney fees, audit and review fees, securities service fees and investor relations fees. Those expenditures will affect our cash flow adversely in the future.


RESULTS OF OPERATIONS

REVENUE

         The revenue for the quarter ended June 30, 2007 amounted to $844,473. The revenue increased 49% sequentially compared to the quarter ended March 31, 2007 and increased 40% compared to the same period of last year.

         For the six months ended June 30, 2007, 95% of revenue was generated from our fungicidal products under the brand "Xinshen Luyuan", and 5% from our bactericidal products under the brand "Xinsheng Lufeng". Geographically, 32% of revenue was generated in the local province and 68% of revenue was from foreign provinces.

COST OF GOODS SOLD

         Cost of goods sold for the six months ended June 30, 2007 were $456,893. Gross profit rates were 68% for the six months ended June 30, 2007. Among the cost of goods sold, 71 % was raw material cost, 23% was packing material cost and 4% was labor cost. Compared to the quarter ended March 31, 2007, the price of certain packing material increased slightly for the quarter ended June 30, 2007. This caused that packing material cost percentage of total cost of goods sold to increase about 1.5 %.

SELLING AND MARKETING EXPENSES

         Selling and marketing expenses amounted to $56,976 for the six months ended June 30, 2007. Payroll and related benefits of sales persons included therein was $13,269.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses amounted to $310,060 for the six months ended June 30, 2007. The major cost in the G&A was legal and other professional costs incurred relating to filings with the SEC. For the six months ended June 30, 2007, such expenses amounted to $139,400 which was approximately 45% of total G&A expenses.


CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (or "GAAP"). The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

            Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. SEE ALSO NOTE 2 TO CONSOLIDATED FINANCIAL STATEMENTS, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES", INCLUDED IN OUR FORM SB-2 FILED JUNE 25, 2007.

INVENTORY

         Inventory is stated at the lower of cost (first-in, first-out method) or market. The Company will physically count the inventory at the end of the calendar year. To prepare the quarterly financial statements, we used book recorded balance and adjusted by estimation.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company performs ongoing credit evaluations of its customers' financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits and monitoring procedures. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors. As of June 30, 2007, the trade receivables over 90 days were approximately 3% of total trade receivables. The Company set forth 2% of total trade receivables as allowance for doubtful accounts.

REVENUE RECOGNITION AND DEFERRED INCOME

         Sales of products are recorded when title passes to the customer, which is generally at time of shipment. As of June 30, 2007, there were about $49,000 in prepaid sales which were not delivered to the respective customers due to severe weather conditions. Consequently, we recorded this amount as deferred income.


ITEM 3. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. At the conclusion of the period ended June 30, 2007 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rules 13a-15e and 15d-15e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(B) CHANGES IN INTERNAL CONTROLS. During the period covered by this report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.


                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS.



31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  CHINA AGRI-BUSINESS, INC
(Registrant)

Date: August 14, 2007                            /S/ LIPING DENG
                                                 -------------------------
                                                 Liping Deng
                                                 Chief Executive Officer and
                                                 President (principal
                                                 executive officer)


Date: August 14, 2007                            /S/ XIAOLONG ZHOU
                                                 ------------------------------
                                                 Xiaolong Zhou
                                                 Chief Financial Officer
                                                 (principal financial
                                                 officer and accounting officer)