Form 10QSB
period 2007-09-30
China Agri-Business, Inc.
filed 2007-11-14
CIK 1378270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,958,574 shares of Common Stock, $.001 par value, were outstanding as of November 12, 2007.

Transitional Small Business Disclosure Format (check one); Yes |_|  No |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CHINA AGRI-BUSINESS, INC.
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------


                                                     September 30,  December 31,
                                                        2007          2006
                                                     ------------  ------------
                                                      (Unaudited)   (Audited)

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                             $5,215,324   $3,785,535
   Accounts receivable, net of allowance for doubtful
    accounts of $2,815 and  $2,665, respectively            137,947      103,844
   Inventory                                                 85,059       92,253
   Other receivables                                         13,916       18,476
   Loans receivable                                           4,818      301,447
   Prepaid expenses                                          53,897       22,137
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                      5,510,961    4,323,692

PROPERTY, PLANT AND EQUIPMENT, NET                          284,138      296,344
INVESTMENT IN TIENWE TECHNOLOGY                             801,000      769,477
INTANGIBLE ASSETS, NET                                       88,419       86,014
DEFERRED OFFERING COSTS                                      51,919         --
--------------------------------------------------------------------------------
TOTAL ASSETS                                             $6,736,437   $5,475,527
================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities              $  214,062   $   51,276
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                   214,062       51,276
--------------------------------------------------------------------------------


   Redeemable series A preferred stock,
     par value $.001 per share; authorized
    100,000 shares; issued and outstanding
    10,000 and 10,000 shares, respectively                  100,000      100,000
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

   Undesignated preferred stock, par value
    $.001 per share; authorized
    4,900,000 shares; none issued                              --           --
   Common stock par value $.001 per share;
    authorized 100,000,000 shares; issued and
    outstanding 12,278,774 and 12,278,774
    shares, respectively                                     12,279       12,279
   Additional paid-in capital                             3,629,709    3,629,709
   Retained earnings $.01 per share; authorized           2,305,629    1,449,991
   Accumulated other comprehensive income                   474,758      232,272
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                6,422,375    5,324,251
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $6,736,437   $5,475,527
================================================================================

   The accompanying notes are an integral part of these financial statements.

                                     CHINA AGRI -BUSINESS, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS




                                                       Three Months Ended          Nine Months Ended
                                                          September 30                September 30
                                                   --------------------------  ------------------------
                                                       2007           2006         2007        2006
                                                   -----------    -----------  ------------ -----------
                                                   (Unaudited)    (Unaudited)  (Unaudited)  (Unaudited)


Revenue:
   Sales of products                               $   781,103   $   556,656   $ 2,190,006   $ 1,627,202
--------------------------------------------------------------------------------------------------------

   Total revenues                                      781,103       556,656     2,190,006     1,627,202
--------------------------------------------------------------------------------------------------------

Operating costs and expenses:
   Cost of goods sold                                  238,254       162,912       695,147       496,575
   Selling and marketing                                51,341        20,016       108,317        53,683
   General and administrative                          197,496       142,986       507,556       424,710
   Depreciation of property, plant and equipment        11,352          --          32,503        24,552
   Amortization of intangible assets                     1,043          --           1,764           935
--------------------------------------------------------------------------------------------------------
Total operating costs and expenses                     499,486       325,914     1,345,287     1,000,455
--------------------------------------------------------------------------------------------------------

Income from operations                                 281,617       230,742       844,719       626,747

Interest income                                          4,844         2,581        10,919         3,876
--------------------------------------------------------------------------------------------------------

Income before income taxes                             286,461       233,323       855,638       630,623

Income taxes                                              --            --            --            --
--------------------------------------------------------------------------------------------------------
Net income                                         $   286,461   $   233,323   $   855,638   $   630,623
========================================================================================================

Earnings per common share:
   Basic                                           $      0.02   $      0.02   $      0.07   $      0.05
--------------------------------------------------------------------------------------------------------
   Diluted                                         $      0.02   $      0.02   $        0.07 $      0.05
--------------------------------------------------------------------------------------------------------

Weighted average number of common shares
  used to compute earnings per common
   share:
   Basic                                            12,278,774    11,738,869    12,278,774    11,738,869
--------------------------------------------------------------------------------------------------------
   Diluted                                          12,578,774    11,874,034    12,578,774    11,874,034
--------------------------------------------------------------------------------------------------------


               The accompanying notes are an integral part of these financial statements.

                                              CHINA AGRI -BUSINESS, INC.
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


--------------------------------------------------------------------------------------------------------------------

                                                                                         Accumulated
                                       Common Stock         Additional      Retained        Other
                                 -------------------------    Paid-in       Earnings     Comprehensive
                                    Shares       Amount       Capital       (Deficit)       Income         Total
                                 -----------  ------------  -----------    -----------   -----------    ------------

Balance, December 31, 2004       10,950,897   $    10,951   $ 3,631,037    $    60,021   $      (786)   $ 3,701,223
Net income for the year ended
   December 31, 2005                   --            --            --          477,117          --          477,117
Foreign currency
   translation adjustment              --            --            --             --         202,442        202,442
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005       10,950,897        10,951     3,631,037        537,138       201,656      4,380,782
Reverse acquisition
   of Xinsheng effective
April 22, 2006                    1,327,877         1,328        (1,328)          --            --             --
Net income for the
   year ended
   December 31, 2006                   --            --            --          912,853          --          912,853
Foreign currency
   translation adjustment              --            --            --             --          30,616         30,616
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006       12,278,774        12,279     3,629,709      1,449,991       232,272      5,324,251
Unaudited:
Net income for the
   nine months ended
   September 30, 2007                  --            --            --          855,638          --          855,638
Foreign currency
   translation adjustment              --            --            --             --         242,486        242,486
-----------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2007      12,278,774   $    12,279   $ 3,629,709    $ 2,305,629   $   474,758    $ 6,422,375   $
=======================================================================================================================





                      The accompanying notes are an integral part of these financial statements.


                                 CHINA AGRI-BUSINESS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS


-----------------------------------------------------------------------------------------


                                                                    Nine Months Ended
                                                                      September 30
                                                               --------------------------
                                                                   2007            2006
                                                               -----------    -----------
                                                               (Unaudited)    (Unaudited)

Operating activities
    Net income                                                 $   855,638    $   630,623
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation of property, plant and equipment                   32,503         24,552
    Amortization of intangible assets                                1,764            935
    Changes in operating assets and liabilities:
    Accounts receivable, net                                       (34,103)       420,693
    Other receivables                                                4,560        (17,263)
    Inventory                                                        7,194        (49,937)
    Prepaid expenses                                               (31,760)       250,677
    Accounts payable and accrued liabilities                       162,786         19,418
------------------------------------------------------------------------------------------
Net cash provided by operating activities                          998,582      1,279,698
------------------------------------------------------------------------------------------
Investing activities
   Loans receivable collections                                    296,629        725,820
   Deposit paid in connection with contemplated acquisition           --         (159,155)
   Property, plant and equipment additions                         (27,685)       (48,114)
------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                268,944        518,551
------------------------------------------------------------------------------------------
Financing activities
   Deferred offerring costs incurred                               (51,919)          --
   Sale of 10,000 units at $10 per unit                               --          100,000
------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                (51,919)       100,000
------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents       214,182        (26,464)
------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                            1,429,789      1,871,785

Cash and cash equivalents, beginning of period                   3,785,535      1,216,749
------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                       $ 5,215,324    $ 3,088,534
==========================================================================================


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

On March 16, 2006, China Agri executed a Corporate Finance Advisory Services Agreement (the "China Agri Advisory Agreement") with Friedland Corporate Investor Services LLC ("Friedland"). The China Agri Advisory Agreement provided that Friedland will assist China Agri in forming a Wholly-Owned Foreign Enterprise ("Meixin") under the laws of the People's Republic of China (the "PRC"), in acquiring control of a PRC business enterprise, and in becoming publicly traded in the United States. As consideration for these services, China Agri issued 1,327,877 shares of China Agri common stock to 7 Friedland designees (including 10,000 shares to the then sole director of China Agri) and is obligated to pay Friedland 750,000 PRC Renminbi ("RMB") (or $100,125 translated at the September 30, 2007 exchange rate) upon the establishment of a trading market in the United States for China Agri's shares of common stock.

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

                            CHINA AGRI-BUSINESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2007 and the results of operations and cash flows for the periods ended September 30, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month period ended September 30, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

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

At April 18, 2006 (date of acquisition), China Agri and Meixin had $0 identifiable net assets.

                            CHINA AGRI-BUSINESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - INVENTORY

Inventory consists of:                     September 30,          December 31,
                                               2007                 2006
                                         -----------------      -------------
                                           (Unaudited)
Raw materials                               $55,655               $36,718
Work in progress                               --                   3,650
Finished goods                               25,003                48,573
Other                                         4,401                 3,312
                                            -------               -------

Total inventory                             $85,059               $92,253
                                            =======               =======



NOTE 5 - LOANS RECEIVABLE

                                                    September 30,  December 31,
Loans receivable consist of:                             2007        2006
                                                    ------------  ---------
                                                    (Unaudited)

Net Bar, non-interest bearing, due March 31, 2007    $  4,818     $301,447
                                                     --------     --------

                       Total                         $  4,818     $301,447
                                                     ========     ========



NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

                                               September 30,       December 31,
                                                  2007                2006
                                              --------------     ---------------
                                                (Unaudited)
Building                                         $  17,942          $  17,237
Transportation equipment                           263,982            244,480
Manufacturing equipment and machinery              125,428            118,759
Office and computer equipment                       18,945             16,322
                                                 ---------          ---------

Total                                              426,297            396,798

Less accumulated depreciation                     (142,159)          (100,506)
Construction in progress                              --                   52
                                                 ---------          ---------

Property, plant and equipment, net               $ 284,138          $ 296,344
                                                 =========          =========

                            CHINA AGRI-BUSINESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 7 - INVESTMENT IN TIENWE TECHNOLOGY INC.

On July 29, 2005, Xinsheng acquired a 13.95% equity interest in Tienwe Technology Inc. ("Tienwe"), a PRC company, for 6,000,000 RMB ($801,000 translated at the September 30, 2007 exchange rate) cash. The investment is carried at cost. Tienwe shares are not quoted or traded on any securities exchange or in any recognized over-the-counter market; accordingly, it is not practicable to estimate the fair value of the investment. Tienwe sells aerospace products to military industry customers.



NOTE 8 - INTANGIBLE ASSETS, NET

Intangible assets, net consists of:

                                                 September 30,      December 31,
                                                     2007              2006
                                                 -----------        ----------
                                                 (Unaudited)
Product rights                                     $82,102            $78,874
Patent                                              13,350             12,825
Trademark                                            1,514              1,212
                                                   -------            -------

Total                                               96,966             92,911

Less accumulated amortization                        8,547              6,897
                                                   -------            -------

Intangible assets, net                             $88,419            $86,014
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

Estimated amortization expense for each of the Company's five succeeding fiscal years ending December 31, 2008, 2009, 2010, 2011 and 2012 is $17,907, $17,907,
$17,907, $17,907, and $16,421, respectively.

                            CHINA AGRI-BUSINESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9 - REDEEMABLE SERIES A PREFERRED STOCK

On May 31, 2006, China Agri sold 10,000 Units of securities to an investor at a price of $10.00 per Unit, or $100,000 total. Each Unit was comprised of one share of Series A preferred stock and one warrant to purchase one share of Common Stock at $1.50 per share exercisable through May 31, 2009. Each share of Series A preferred stock was not entitled to any voting rights, except that the consent of the holders of at least 51% of the outstanding shares of Series A preferred stock were necessary to permit the authorization or issuance or any increase in the authorized or issued amount of any class or series of capital stock ranking equal to or senior to the Series A preferred stock.

The Series A preferred stock (the "Series A Stock") was not entitled to any dividends. In the event of a voluntary or involuntary liquidation of the Company, the holders of Series A Stock were entitled to be paid out of the assets of the Company available for distribution an amount in cash equal to $10.00 per share before any payment was made to the holders of Common Stock or other capital stock of the Company, the terms of which do not specifically provide that such securities rank senior to or on a parity with the Series A Stock as to rights on liquidation. The holders of Series A Stock were not entitled to receive liquidation payments until liquidation payments were made in full to the holders of capital stock ranking senior to the Series A Stock as to rights on liquidation. The holders of Series A Stock were to share ratably in liquidation payments with the holders of shares of the Company's capital stock ranking on a parity with the Series A Stock as to rights on liquidation.

Each share of Series A Stock was automatically convertible into shares of Common Stock at a conversion price of one-third of the price per share of the Common Stock paid for by the purchasers of Common Stock in a Public Offering pursuant to a registration statement under the Securities Act of 1933, as amended (the "Act"). The number of shares of Common Stock issuable upon one share of Series A Stock in such event was the quotient obtained by dividing $10 by the conversion price. Thus, upon completion of the sale of Common Stock for $1.00 per share pursuant to the public offering which closed October 11, 2007 (see note 10), each outstanding share of Series A Stock automatically converted into 30 shares of Common Stock (300,000 shares of Common Stock total).

If the Company had not consummated an initial public offering pursuant to a registration statement under the Act by November 30, 2007, then each holder of Series A Stock would have had the right to require the Company to redeem all or any portion of such holder's Series A Stock at a price of $10 per share ($100,000 total). Since the act of having the registration statement declared effective by the SEC and having the public offering successfully completed was outside the control of the Company, the Company classified the Redeemable Series A Preferred Stock at December 31, 2006 and September 30, 2007 as temporary equity separate and apart from stockholders' equity at its fair value at date of issue.

                            CHINA AGRI-BUSINESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



In the three months ended December 31, 2007, the Company will record as a dividend and as an increase in additional paid-in capital, the intrinsic value of the beneficial conversion feature (the "BCF"). The intrinsic value of the BCF will be the difference between the $300,000 fair value of the common stock issued upon conversion and the $100,000 proceeds received, or $200,000 .

Assuming that completion of the public offering at $1.00 per share and the automatic conversion of the redeemable Series A Preferred Stock into common stock had occurred September 30, 2007, pro forma total stockholders' equity would be $6,522,375 and $5,424,251 at September 30, 2007 and December 31, 2006,
respectively. Pro forma basic and diluted earnings (loss) per common share (unaudited) would be:
                                                Three Months       Nine Months
                                                    Ended            Ended
                                                September 30,     September 30,
                                                     2007              2007
                                                -------------     --------------
                                                (Unaudited)          (Unaudited)
Net Income (loss) - as reported                 $   286,461         $   855,638
Dividend on Series A Preferred Stock
       equivalent to the BCF                       (200,000)           (200,000)
                                                -------------     -------------
Net Income applicable to holders of
       common stock - pro forma                 $    86,461         $   655,638
                                               --------------     ------------
Weighted average number of common
       shares outstanding - as reported          12,278,774          12,278,774
Number of common shares to be issued upon
       conversion of Series A Preferred Stock       300,000             300,000
                                                -------------     -------------
Weighted average number of common
       shares outstanding -  pro forma           12,578,774          12,578,774
                                                -------------     -------------

Earnings (loss) per common share - pro forma    $      0.01         $      0.05
                                                =============     =============

NOTE 10 - PUBLIC OFFERING

In 2006, China Agri entered into an Underwriting Agreement with Spencer Edwards, Inc. (the "Underwriter"), a NASD-registered broker-dealer, in connection with the Company's public offering (the "Public Offering") of up to 1,000,000 Units of China Agri securities at $1.00 per Unit, or $1,000,000 total. Each Unit consisted of one share of Common Stock, one warrant to purchase one share of Common Stock at $1.50 per share exercisable for three years from the date of issuance, and one warrant to purchase one share of Common Stock at $2.00 per share exercisable for three years from the date of issuance only if the $1.50 Unit Warrant was exercised. The Underwriter made no commitment to purchase (or take down) all or any part of the Units, but agreed to use its best efforts on an "all or none" basis to sell 300,000 Units within a period of 90 days (which may have been extended for up to an additional 60 days upon the mutual consent of China Agri and the Underwriter) following the effective date of the related Form SB-2 registration statement, which effective date was July 13, 2007. Until 300,000 Units were sold, all funds received by the Underwriter from subscribers

                            CHINA AGRI-BUSINESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

were placed in an escrow account. In the event that 300,000 Units were not sold within the 90 day period (150 day period, if extended), the funds deposited with the escrow agent were to be returned in full to subscribers.

On October 11, 2007, China Agri completed its public offering. 379,800 units of the Company's securities were sold at a price of $1.00 per unit for gross proceeds of $379,800. Net proceeds to the Company, after deducting offering costs of approximately $150,000, were approximately $229,800.

Pursuant to the Underwriting Agreement, the underwriter was paid $30,384 (8%) commissions and a $11,394 (3%) non-accountable expense allowance. Additionally, China Agri issued the Underwriter 37,980 warrants, each exercisable into one share of common stock at a price of $1.00 per share from January 8, 2008 to July 13, 2012.

NOTE 11 - RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Xinsheng only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payments of dividends as a reserve fund. As a result of these PRC laws and regulations Xinsheng is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances, which restricted portion amounted to $217,846 at September 30, 2007.


NOTE 12 - INCOME TAXES

Xinsheng is subject to a PRC 33% standard enterprise income tax. However, due to its agricultural industry status, the National Tax Bureau in Xi'an High-Tech Development Zone granted Xinsheng two annual exemptions from this tax. The first exemption was granted for the year ended August 31, 2006 and the second exemption was granted and adjusted to the year ended Deceber 31, 2007. Xinsheng is applying for another annual income tax exemption for the year ending December 31, 2008.

At September 30, 2007, the Company had an unrecognized deferred United States income tax liability relating to undistributed earnings of Xinsheng. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

The Company did not have any significant temporary differences relating to deferred tax liabilities as of September 30, 2007.

                            CHINA AGRI-BUSINESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income (loss) before income taxes. Reconciliations follow:


                                        Three Months Ended         Nine Months Ended
                                   -------------------------- --------------------------
                                   September 30,September 30, September 30,September 30,
                                       2007         2006        2007          2006
                                    ---------    ---------    ---------    ---------
                                    (Unaudited) (Unaudited)  (Unaudited)  (Unaudited)

Expected tax at 35%                 $ 100,261    $  81,663    $ 299,473    $ 220,718
Effect of PRC income tax
   exemption granted to Xinsheng      (94,531)     (76,997)    (282,360)    (208,106)
Permanent difference relating to
   Xingsheng's earnings
   to be permanently invested
   in operations outside the
   United States                       (5,730)      (4,666)     (17,113)     (12,612)
                                    ---------    ---------    ---------    ---------

Actual provision for income taxes   $    --      $    --      $    --      $    --
                                    =========    =========    =========    =========


NOTE 13 - SEGMENT INFORMATION

The Company operates in one industry segment - the manufacturing and sale of agricultural enhancement products. Substantially all of the Company's identifiable assets at September 30, 2007 and December 31, 2006 were located in the PRC. Net sales for the periods presented were all derived from PRC customers.


NOTE 14 - COMMITMENTS AND CONTINGENCIES

Corporate Finance Advisory Services Agreements

On September 3, 2005, Xinsheng executed a Corporate Finance Advisory Services Agreement (the "Xinsheng Advisory Agreement") with Friedland. The agreement provided that Friedland would provide certain corporate finance advisory services to Xinsheng designed to result in Xinsheng's shares (or a successor entity's shares) becoming publicly-traded in the United States. As consideration for these services, Xinsheng paid Friedland 1,150,000 RMB (400,000 RMB in September 2005, 300,000 RMB in December 2005, 450,000 RMB in March 2007) and is obligated to pay Friedland an additional 500,000 RMB ($66,750 translated at the September 30, 2007 exchange rate) within five working days of the registration statement being declared effective by the SEC (which occurred July 13, 2007). The Company has included this $66,750 liability to Friedland in accounts payable and accrued liabilities at September 30, 2007.

                            CHINA AGRI-BUSINESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On March 16, 2006, as described in Note 1, China Agri also executed a Corporate Finance Advisory Services Agreement (the "China Agri Advisory Agreement") with Friedland. Under this agreement, China Agri is obligated to pay Friedland 750,000 RMB ($100,125 translated at the September 30, 2007 exchange rate) upon the establishment of a trading market in the United States for China Agri's shares of common stock (which occurred October 17, 2007). The Company will expense this liability to Friedland in the three months ended December 31, 2007.

Lease Agreements

Xinsheng leases its office space (approximately 7300 square feet) at an annual rent of 366,390 RMB ($48,913 translated at the September 30, 2007 exchange rate) under a lease with a three year term expiring March 31, 2008.

Xinsheng leases its operating space (approximately 2600 square feet) at an annual rent of 38,500 RMB ($5,140 translated at the September 30, 2007 exchange rate) under a lease expiring March 31, 2010.

China Agri utilizes office space provided by one of its directors at no cost.

For the nine months ended September 30, 2007 and 2006, rental expenses for all operating leases amounted to $40,540 and $30,336, respectively.

At September 30, 2007 (unaudited), future minimum rental commitments under all non-cancelable operating leases are:




Year ending December 31,
------------------------

2007                                             $  13,513
2008                                                17,367
2009                                                 5,140
2010                                                 1,285
                                                 ----------

Total                                            $  37,305
                                                 ==========


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

                            CHINA AGRI-BUSINESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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


NOTE 15 - SUBSEQUENT EVENTS

On October 11, 2007, China Agri completed its public offering (see Note 10). 379,800 units of the Company's securities were sold at a price of $1.00 per unit for gross proceeds of $379,800. Net proceeds to the Company, after deducting offering costs of approximately $150,000, were approximately $229,800.

As a result of the completion of the public offering on October 11, 2007, the 10,000 shares of the series A Preferred Stock (see Note 9) issued and outstanding at September 30, 2007 were automatically converted into 300,000 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of our results of operations and should be read in conjunction with our financial statements and related notes contained in this Form 10-QSB. This Form 10-QSB contains forward looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operation or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control, including weather conditions which may affect demand for our products, and the product-development and marketing efforts of our competitors. Those events as well as events described in any cautionary language in this Form 10-QSB are examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-QSB could have a material adverse effect on our business, operating results and financial condition. Actual results may differ materially from current expectations.

OVERVIEW

         China Agri-Business, Inc. ("China Agri," "we," "us," or the "Company") was incorporated in the State of Maryland on December 7, 2005. On March 24, 2006, we formed a wholly-owned subsidiary under the laws of China, registered in the city of Xi'an, called Mei Xin Agri Technology (Shaanxi) Co., Ltd. ("Meixin"). On April 18, 2006, Meixin signed a "Management Entrustment Agreement" with Shaanxi Xin Sheng Centennial Agricultural and Technology Co., Ltd. ("Xinsheng"), a company organized under the laws of China that manufactures organic agricultural chemistry products in China. Under that agreement, Meixin acquired management control of Xinsheng, to the same effect as if Xinsheng were a wholly owned subsidiary of Meixin under Chinese law. Consequently, Xinsheng is our operating company in China.

         In consideration of Xinsheng's entry into the Management Entrustment Agreement, we issued to the shareholders of Xinsheng an aggregate of 5,389,221 shares of our common stock, which were converted into 10,950,897 shares, or 89% of our total outstanding common stock, after a 2.032-for-1 forward stock split in October 2006. Those shares are held by trustees on behalf of the shareholders of Xinsheng. Because the transaction resulted in Xinsheng shareholders owning a majority of China Agri's common stock, the transaction is accounted for as a "reverse merger" for financial reporting purposes, with Xinsheng being deemed the acquirer and continuing entity.

         Xinsheng develops, manufactures and markets organic agricultural chemistry products used for farming in China. Those products have been shown to contain no toxins and to have no adverse effects on the environment, and are suitable for use in farming without harsh chemical fertilizers or pesticides and the production of crops considered to be "all-natural," "organic," or "green." Crops grown with our products may qualify for the "AA green food" rating in China. It has been demonstrated that by using our products, farmers can increase agricultural output and effectively reduce costs.

DEVELOPMENT PLAN AND STRATEGY

         We introduced our first two organic agricultural chemistry products to market under the brands "Xinsheng Luyuan" and "Xinsheng Lufeng" in October 2004. Xinsheng Luyuan is an organic fungicide whose primary function is to increase agricultural production. Xinsheng Lufeng is an organic bactericide. At the beginning of 2006, we introduced our "Xinsheng Dadang" product, an organic fungicide with additional ingredients to enhance anti-fungal effects. After increasing our target market and undertaking an aggressive marketing campaign, we generated over $650,000 in sales in organic agricultural chemistry products in 2005 and over $1.9 million in 2006.

         We plan to introduce three new organic products to market in the fourth quarter of 2007, set forth below:

     o Xinsheng Huang-jin-gai is designed to help crops to absorb calcium and to improve the quality of crops. Its primary ingredient is amino acid calcium.

     o Xinsheng Jia-tian-xia is an organic potassium fertilizer designed to help farmers to improve the quality and increase the production of crops.

     o Xinsheng Bai-le is designed to provide supplementary micro-nutrients to crops and to help crops grow with balanced nutrition.

         We have developed a multi-prong strategy to expand our operations and to establish us as one of the leading participants in China's growing organic agricultural application sector. First, we plan to expand our business by fully utilizing current capacity. We plan to purchase additional manufacturing equipment, automatic package filling lines and research facilities, contingent on market demand. Second, we plan to strengthen sales efforts through our dedicated in-house sales team and national retail dealer network. We plan to expand sales into the southern part of China, including the provinces of Hunan, Hubei, Anhui and Jiangsu. These provinces typically have a warmer climate, and a longer growing season for agriculture, which we believe could generate greater demand for our products. Third, we will intensify our efforts to develop new products, and continue to coordinate our research and development department with our customers to identify additional areas of demand for our products.

COMPETITION AND RISKS

         The organic agricultural chemistry products industry in which we operate is highly competitive. We compete largely on the basis of the quality of our products, which we make by processing and combining raw materials using unique, proprietary methods. Each of our products contains more than twenty ingredients and a minimum of 50 grams of chitosan per liter. Chitosan helps soil retain nutrients and improves soil structure at the same time. We plan to keep the quality of our products consistently high. However, if our competitors develop improved methods of processing and combining ingredients, or begin to use improved ingredients, then our competitive advantage could be eliminated.

         Because we operate in the agriculture industry, we are affected by weather conditions. Severe weather conditions and disasters can damage or destroy farmland. If such conditions occur in areas where consumers of our products grow crops, the resulting loss of revenue would have a serious impact on our business, financial condition and competitive position.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, our cash and cash equivalents amounted to $5,215,324, an increase of $383,229 and $1,429,789 compared to the balance at June 30, 2007 and December 31, 2006, respectively. Cash provided by operating activities was $998,582 and $1,279,698 for the nine months ended September 30, 2007 and 2006, respectively. The decrease is due to the fact that for the nine months ended September 30, 2006, cash provided by operating activities included a $420,693 decrease in accounts receivable and a $250,677 decrease in prepaid expenses (in 2007, accounts receivable increased $34,103 and prepaid expenses increased $31,760). Absent these factors, cash provided by operating activities would have been $608,328 for the nine months ended September 30, 2006.

         For the nine months ended September 30, 2007, cash provided by investing activities was $268,944, in which $296,629 was the collection of a loan receivable from Xin Sheng Red Forest Net Bar, offset partially by $27,685 used for equipment.

         The Chinese local government waived the income tax of the Company for two years until August 31, 2007 and extended it to the calendar year ended December 31, 2007. The Company is in the process of applying for another annual income tax exemption for the calendar year of 2008. We expect that the local taxation authority will grant us tax exemption status for the next calendar year because our products are used for agriculture. However, if we lose the tax exempt status for the year of 2008, we will be subject to a 25% standard enterprise income tax. If we had lost tax exemption status in 2007, it would have reduced our cash flow by approximately $282,360 for the nine months ended September 30, 2007.

         We conducted an initial public offering beginning on July 13, 2007 (see
Note 10 to Consolidated Financial Statements) pursuant to a registration statement on Form SB-2 that we had previously filed with, and had been declared effective by, the Securities and Exchange Commission. We completed the initial public offering on October 11, 2007. We will use the offering proceeds to pursue our expansion plan. The costs of being a public company, including attorney fees, audit and review fees, transfer agent fees and investor relations fees, will have an adverse effect on our cash flows going forward.

RESULTS OF OPERATIONS

REVENUE

         Revenue for the quarter ended September 30, 2007 amounted to $781,103, representing an increase of 40% as compared to the quarter ended September 30, 2006, and a decrease of 7.5% as compared to the quarter ended June 30, 2007. The decrease from the second to the third quarter of 2007 was due to the ordinary cycle of the agricultural industry. Usually, our sales are higher from March to June than from July to September.

         For the nine months ended September 30, 2007, 92% of our revenue was generated from our organic fungicidal products under the brand "Xinshen Luyuan", and 8% of revenue from our products under the brand of "Xinsheng Lufeng" and "Xinsheng Dadang". Geographically, 32% of revenue was generated locally in China's Shaanxi Province and 68% of the revenue was from other provinces in China.

COST OF GOODS SOLD

         Cost of goods sold for the nine months ended September 30, 2007 was $695,147. Of the cost of goods sold, 69% was raw material cost, 25% was packing material cost, 4% was labor cost, and 2% was utilities and other cost. Compared to the beginning of the year, the price of certain packing material increased slightly during the year. This resulted in the percentage of packing material cost included in the cost of goods sold to increase from 20% to 25%. It affected on our gross margin directly. Gross margin for the nine months ended September 30, 2007 was 68.3%, a decrease of 1.2%, as compared to 69.5% for the nine months ended September 30, 2006. With the increase of packing cost and anticipated increase of labor cost, we anticipate that our gross margin will be adversely affected in the fourth quarter and the year of 2008.

SELLING AND MARKETING EXPENSES

         Selling and marketing expenses amounted to $108,317 for the nine months ended September 30, 2007, compared with $53,683 for the nine months ended September 30, 2006, which was attributable to our increased effort of marketing.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses amounted to $507,556 for the nine months ended September 30, 2007, a 20% increase compared to $424,710 for the same period of last year. For the three months ended September 30, 2007, G&A expenses were $197,496, representing an increase of 24% compared to $142,986 for the three months ended June 30, 2007. The largest component of G&A expenses during the nine months ended September 30, 2007 was legal and other professional costs incurred relating to filings with the SEC, which amounted to $270,680, or approximately 53% of total G&A expenses during that period.

NET INCOME

         Net income for the nine months ended September 30, 2007, was $855,638, representing a 35% increase compared to $630,623 for the nine months ended September 30, 2006. For the three months ended September 30, 2007, net income was $286,461, representing an increase of 23% compared to that of the three months ended September 30, 2006, and a decrease of 22% compared to the three months ended June 30, 2007. The decrease from the second to the third quarter of 2007 was primarily due to (i) the seasonal effects described above under "Revenue," which was related to a decrease in total revenue of $63,370 between the two quarters, and (ii) the increase in professional service fees described under "General and administrative expenses."


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

            Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. SEE ALSO NOTE 2 TO CONSOLIDATED FINANCIAL STATEMENTS, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES", INCLUDED IN OUR REGISTRATION STATEMENT ON FORM SB-2 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 25, 2007.

INVENTORY

     Inventory is stated at the lower of cost (first-in, first-out method) or market. The Company physically counts inventory at the end of the calendar year. To prepare the quarterly financial statements, we used book recorded balance.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company performs ongoing credit evaluations of its customers' financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits and monitoring procedures. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors. As of September 30, 2007, trade receivables aged over 90 days were approximately 3% of total trade receivables and the allowance for doubtful accounts was equal to 2% of total trade receivables.

REVENUE RECOGNITION AND DEFERRED INCOME

     Sales of products are recorded when title passes to the customer, which is generally at time of shipment. As of June 30, 2007, there were about $49,000 in prepaid sales which were not delivered to the respective customers due to severe weather conditions. We recorded this amount as deferred income in the second quarter. The shipment was completed in July. Consequently, the income was realized in the third quarter.


ITEM 3. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. At the conclusion of the period ended September 30, 2007 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rules 13a-15e and 15d-15e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(B) CHANGES IN INTERNAL CONTROLS. During the period covered by this report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.


                           PART II - OTHER INFORMATION


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds from the Sale of Registered Securities

         On July 13, 2007, our registration statement on Form SB-2 (Registration No. 333-140118) was declared effective for our initial public offering. The registration statement covered the offer and sale of a minimum of 300,000 units on a "best efforts, all or none" basis, and up to 1,000,000 units, at $1.00 per unit, for aggregate proceeds to us of between $300,000 and $1,000,000. Each unit consists of (i) one share of common stock, par value $0.001 per share, (ii) one warrant to purchase one share of the Company's common stock at $1.50 per share and (iii) one warrant to purchase one share of the Company's common stock at $2.00 per share (the "Offering").

         On October 11, 2007, we completed the Offering of an aggregate of $379,800 in gross proceeds from the sale of 379,800 units for $1.00 per unit. The Offering was underwritten by Spencer Edwards, Inc. (the "Underwriter"). After distributing the 8% underwritten commission of $30,384 and 3% non accountable expenses of $2,394 (of which $9,000 was paid in advance to the Offering) to the Underwriter and $1,250 fees to the escrow agent, the Company received proceeds of $345,772 at the closing of the Offering. The total Offering costs were approximately $150,000, which included finder's fee of $66,750, bluesky related legal and filing fee of $28,450, printing expense, road show expenses and SEC registration fees. The net proceeds that the Company received were approximately $229,800 after deducting of the Offering costs.

         No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or person owning 10% or more of any class of our equity securities or to any other affiliates. All offering expenses were paid directly to others.

         We intend to use the net proceeds from the Offering for working capital and general corporate purposes as more fully described in the "Use of Proceeds" section of the final prospectus for our initial public offering. There has been no material change in the planned use of proceeds described in our final prospectus for our initial public offering.


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


                                                      CHINA AGRI-BUSINESS, INC
(Registrant)

Date: November 14, 2007                              /S/ LIPING DENG
                                                     -------------------------
                                                     Liping Deng
                                                     Chief Executive Officer and
                                                     President (principal
                                                     executive officer)


Date: November 14, 2007                              /S/ XIAOLONG ZHOU
                                                     ---------------------------
                                                     Xiaolong Zhou
                                                     Chief Financial Officer
                                                     (principal financial
                                                     officer and accounting
                                                     officer)