Form 10KSB
period 2007-12-31
China Agri-Business, Inc.
filed 2008-03-28
CIK 1378270

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-140118

China Agri-Business, Inc.
(Name of small business issuer as specified in its charter)

Maryland	20-3912942
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Finance Plaza, 9th Floor, Hi-Tech Road No. 42, Hi-Tech Industrial Development Zone, Xi-An, China 710068
(Address of principal executive offices, including zip code)

Issuer’s telephone number, including area code:
(212) 348-5600

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:
None.
________________

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

The issuer’s revenues for the most recent fiscal year were $3,037,414.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $5.6 million as of March 24, 2008.

12,958,574 shares of the issuer’s common stock, par value $.001 per share, were issued and outstanding as of March 24, 2008.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: No.

CHINA AGRI-BUSINESS, INC.

2007 FORM 10-KSB ANNUAL REPORT

PART I

Cautionary Statement Concerning Forward-Looking Statements

This Form 10KSB Annual Report and the documents we incorporate by reference in this Annual Report contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Any statement that is not a statement of historical fact may be deemed a forward-looking statement. For example, statements containing the words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “projects,” “will,” “would” and similar expressions may be forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including the factors referred to above under the caption “Risk Factors.” These important factors include the factors that we identify in the documents we incorporate by reference in this Form 10KSB Annual Report. You should read these factors and the other cautionary statements made in this Form 10KSB Annual Report and in the documents we incorporate by reference as being applicable to all related forward-looking statements wherever they appear in this Form 10KSB Annual Report and in the documents incorporated by reference. We do not assume any obligation to update any forward-looking statements made by us.

Item 1.  Description of Business

Company History

China Agri-Business, Inc. ("China Agri") was incorporated in the State of Maryland on December 7, 2005. On March 24, 2006, China Agri formed Mei Xin Agri Technology (Shaanxi) Co., Ltd. ("WOFE") in Xi'an city, the PRC. WOFE is a wholly-owned subsidiary of China Agri and a limited liability company organized under the laws of the People’s Republic of China (“PRC”).

WOFE acts as a management company for Shaanxi Xin Sheng Centennial Agricultural and Technology Co., Ltd. ("Xinsheng"). WOFE controls all aspects of Xinsheng's business and management, and is entitled to all proceeds of Xingsheng's business and obligated to fund its operations. In summary, we do not own Xinsheng. However, through WOFE, we are entitled to receive all of the profits of, and are obligated to pay all of the debts of, Xinsheng.

Xinsheng was founded on April 22, 2002 as a joint stock limited liability company formed under the laws of the PRC and has approximately 2,340 individual shareholders. Prior to April 21, 2004, Xinsheng's stock was traded on China Zhongguancun Technology & Equity Exchange, a government endorsed local platform for local non-public companies to trade their equity securities. Xinsheng de-listed its stock from China Zhongguancun Technology & Equity Exchange on April 21, 2004.

WOFE's control over Xinsheng was established in the following manner, and in accordance with PRC laws:

On April 18, 2006, WOFE entered into a management entrustment agreement ("Management Agreement") with Xinsheng. Under the Management Agreement, Xinsheng and its shareholders entrusted to WOFE its management rights, the rights and powers of its shareholders and board of directors, and the right to receive all of Xinsheng's profits in exchange for WOFE's assumption of the obligation to fund all operating losses of Xinsheng.

On April 22, 2006, following a Xinsheng shareholder meeting at which an attorney-in-fact was appointed to represent the Xinsheng shareholders, China Agri entered into a stock purchase agreement with the attorney-in-fact (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, we issued an aggregate of 5,389,221 shares (10,950,897 shares after a 2.032-for-1 forward split in October 2006) of our common stock to the Xinsheng shareholders in consideration of the execution of the Management Agreement between Xinsheng and WOFE. Pursuant to the Stock Purchase Agreement and a voting trust and escrow agreement (the "Voting Trust and Escrow Agreement") entered into by the parties in connection with the Stock Purchase Agreement, these shares were issued in the name of a trustee for the Xinsheng shareholders, which trustee also acts as the escrow and selling agent for the Xinsheng shareholders for the sale of the shares. The trustee is entitled to exercise all rights and powers to vote the shares on behalf of the Xinsheng shareholders. If a shareholder wishes to sell the shares held by the trustee, the trustee would sell the shares and remit the proceeds to the shareholder.

The entry into the Management Agreement, the Stock Purchase Agreement and the Voting Trust and Escrow Agreement, and the appointment of the attorney-in-fact, were approved by the Xinsheng shareholders at a meeting held on April 10, 2006, under the PRC Company Law. 352 shareholders representing an aggregate of 77.66% of the total outstanding shares of Xinsheng attended the shareholder meeting in person or by sending their representatives. More than 50% of the voting shares present at the shareholder meeting approved the Management Agreement and more than two thirds of the voting shares present at the shareholders meeting approved the Stock Purchase Agreement, Voting Trust and Escrow Agreement and appointment of the attorney-in-fact, which met the applicable requirements for actions requiring shareholder approval under the PRC Company Law.

At present, neither the Company nor WOFE have any existing or planned business activities other than acting as a holding company and management company, respectively, for Xinsheng, and raising capital for its operations. However, these plans are subject to change in the future.

Overview of Business

Xinsheng began producing agricultural application products in 2004. Xinsheng currently has approximately 120 employees and utilizes one factory facility in Xi'an, Shaanxi Province. Most of our sales are in Shaanxi and the Southern region of China in the Hunan, Hubei, Anhui and Jiangsu provinces, which tend to have warmer weather and longer growing seasons.

The offices of China Agri-Business are located at 11 East 86th Street, New York, New York 10028. Xinsheng is located outside of the city of Xi-an in the Shaanxi Province of the PRC. Xinsheng’s telephone number is 011-86-29-88222938.

Our business is concentrated in areas within the growing PRC "Green" food market, which is described below. We manufacture and market the following six categories of "Green," environmentally friendly organic biochemical agricultural application products:

o Xinsheng Luyuan, a line of products whose primary function is to increase agricultural production.

o Xinsheng Lufeng, a line of products whose primary function is as a bactericide.

o Xinsheng Dadang , an organic fungicide with additional ingredients to enhance anti-fungal effects.

o Xinsheng Huang-jin-gai, designed to help crops absorb calcium and to improve their quality.

o Xinsheng Jia-tian-xia, an organic potassium fertilizer designed to help farmers improve the quality of crops.

o Xinsheng Bai-le, designed to provide supplementary micro-nutrients to crops and to help crops grow with balanced nutrition.

Within these six categories, we produce more than 50 different agricultural application products.

Organic Biochemical Agricultural Application Products

Our agricultural application products are made of a chemical polymer combined with active potassium, organic nitrogen and 20 other ingredients, including polysaccharides extracted from the shells of crustaceans and mixed with active calcium. Because each of our products are designed to have no adverse effects on the environment and to contain no toxins, use of our products contributes to the production of safe, healthy and environmentally friendly crops. Since 2004, and through our latest inspection in June 2007, our products meet all standards of the Q/SXN001-2004 Index, according to the annual Inspection Report issued by the Shaanxi Chemical Products Quality Monitoring and Inspection Station. The Q/SXN001-2004 Index is a quality standard for our industry promulgated by the government of Shaanxi Province and approved by the PRC Ministry of Agriculture, and the Inspection Report is issued as a verification of the quality of our products performed each year by the Shaanxi Chemical Products Quality Monitoring and Inspection Station.

The key raw material for our products is chitosan, which consists primarily of polysaccharides extracted from the shells of crustaceans such as crabs and shrimp. Studies performed by our research and development team show that nitrogen, phosphorus, potassium and other nutrients in traditional chemical fertilizers tend to become highly water-soluble, and runoff water can remove them from the soil. Our products, which contain chitosan, release nutrients into the soil at a slower rate, making them less likely to be leached from the soil by rainwater. The retention of these nutrients improves the efficiency of use of both naturally-occurring and applied nutrients and fertilizers. Our chitosan-based products are also designed to build soil structure, which allows more air to reach plant roots and increases the soil's ability to retain water, resulting in healthier crops. Each of our products contains a minimum of 50 grams of chitosan per liter of finished product. Our products also use chitosan to provide nutrients used by soil microorganisms, which in turn make mineral nutrients available to plants.

Our agricultural application products are produced and sold in two types of packaging: (i) polyethylene bottles that are 12 centimeters in height and 5.8 centimeters in diameter and have a net weight of 200 grams and (ii) bags that are 11 centimeters in length and 8.4 centimeters in width and have a net weight of 20 grams.

The raw materials we use in production are generally available from local suppliers and we do not have any long term supply contracts.

The principal advantages of our agricultural application products are their high quality and low cost. Higher yields mean that farmers can plant less and therefore decrease their operating expenses. We believe our products can ultimately increasing plant growth by an estimated 20%, thereby reducing farmers' planting and operational expenses by approximately 20%. These estimates are based on our own testing and field trial reports issued in 2005 and 2006 by three independent land and fertilizer working stations in China, for the years of 2005 and 2004 ("Field Trial Reports"), --- Shaanxi Chunhua County Land and Fertilizer Working Station, Shaanxi Province Land and Fertilizer Working Station and Shaanxi Province Yangling Zone Land and Fertilizer Working Station. Additionally, we offer agricultural application products containing bactericides and pesticides in addition to growth-promoting compounds, which are more cost effective than purchasing separate pesticides and bactericides.

Market for Our Products

By the late 1980s, in an effort to produce more food, the PRC had reached a point where its farmers were using more fertilizers and pesticides than most other countries. This overuse of fertilizers and pesticides, as well as the use of unsafe fertilizers and pesticides, led to the sale of products with dangerous and high concentrations of harmful chemicals and several publicized incidents of food-caused illness. In addition to creating a dangerous situation for domestic consumers, it also created problems for the PRC's food exporters which, in many cases, were barred from exporting to certain countries which have minimum acceptable standards for pesticide and chemical use.

In 1990, the PRC Ministry of Agriculture began to encourage the production of “Green foods”, which are foods that are safe, free from pollutants and harmful chemicals, and of good quality. In 1992, the PRC Ministry of Agriculture established the China Green Food Research Center with a number of branches charged with inspecting food quality and provincial level centers to monitor local food quality in each province. The China Green Food Research Center is a private, for profit entity. In 1993, the Ministry of Agriculture established regulations on the use of Green food labeling. In 1994, the PRC government issued an "Agenda in the 21st Century", in which there was specific discussion with respect to the development of a Green food industry. In 1996, an identifying trademark for Green foods was registered in the PRC and put into use.

In 1997, the PRC State Council approved the "Plan to Improve Nutrition in Chinese People's Diets," which called for more Green foods to protect people's heath and well being.

Today, with the rapid growth of PRC's economy and per capita income, people living in the PRC are becoming more health conscious. As a result, there is a growing market demand for Green food products. Fruits and vegetables labeled as Green food are generally available in supermarkets throughout the PRC and are typically sold at higher prices.

According to the JOURNAL OF ORGANIC SYSTEMS, a scientific journal focusing on organic systems and published by a group of professors in Australia and New Zealand, China is at the onset of an organic agriculture revolution. From 2000 to 2006, China has moved from 45th to 2nd position in the world in the number of hectares under organic management. China now has more land under organic horticulture than any other country. In the years 2005 and 2006, China added 12% to the world's land under organic management. This accounted for 63% of the world's annual increase in organic land, and China now has 11% of the world's organically managed land.

According to the PEOPLE'S DAILY ONLINE, by 2003, there were 2,047 Green food producers in China which sold approximately 72.3 billion RMB of food to the domestic market and more than US$ 1 billion to the overseas market.

Green food certified by the China Green Food Research Center can be divided into 2 groups: grade A (allowed to use a certain amount of chemical materials) and Grade AA (containing little or no chemical materials - also know as organic food). Our organic biochemical agricultural application products can be used to grow Grade AA foods.

Shaanxi Province, where our production facility is located, is already the largest Green food producer in the PRC with a history of producing organic and Green products for export. According to PEOPLE'S DAILY ONLINE, Shaanxi Province produces approximately one-third of the world's condensed apple juice which is required to meet rigorous international standards.

Government Regulation

In the PRC, producers of fertilizer and related products must obtain a government approval known as a fertilizer registration certificate. Since 2004, we have obtained a temporary certificate each year from the PRC’s Ministry of Agriculture authorizing us to manufacture and distribute our agricultural application products throughout China. This certificate is reviewed by the PRC’s Ministry of Agriculture on an annual basis. The Company plans to seek renewal of the certificate on an annual basis.

While we believe that we maintain all requisite licenses and permits and are in compliance with all applicable regulations, we may not be able to maintain all requisite licenses and permits and remain in compliance with all applicable regulations. Any failure to satisfy those and other regulatory requirements could have a material adverse effect on our financial condition and results of operations.

Marketing

We sell our agricultural application products to both direct consumers and indirect consumers. Direct consumers are farmers and indirect consumers are retail dealers. Because retail dealers have their own sales network and customers, we believe that developing a retail dealer network provides the same sales that we could generate by developing our own customer base of farmers. Accordingly, we are focused on developing our retail dealer network.

In order to market our products, we have placed hundreds of advertisements in newspapers, including national publications. We have also utilized a limited amount of television advertising, and distribute brochures, company profiles and CDs to farmers.

As part of our marketing efforts, we have sponsored over 60 promotional programs including informational sessions, product demonstrations and sales meetings.

We currently have approximately 60 sales and marketing employees, half of which are full time employees, and the other half of which are part time or seasonal employees.

Competition

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

We consider the following companies to be among our primary competitors:

COMPANY NAME	LOCATION WITHIN PRC
Weifang Xinde Bio-tech Co., Ltd.	Shandong Province
Shaanxi Haide'er Bio-tech Co., Ltd.	Shaanxi Province
Weifang Hengsheng Bio-tech Co., Ltd.	Shandong Province
Zhejiang Lanhai Bio-engineering Co., Ltd.	Zhejiang Province
Aiwo Beijing Agricultural Technology Co., Ltd.	Beijing City

We seek to gain a competitive advantage by producing high-quality products. Our products contain 5% chitosan while our competitors' products have approximately 0.3% to 0.5% chitosan. Higher chitosan content translates into increased cost of production, and accordingly our products are priced approximately 10% to 15% higher than those of our competitors. However, our customers choose our products because their greater efficiency offsets the customers' greater cost, as evidenced by the Field Trial Reports. We also offer free field trials to our potential customers for the purpose of comparing plantings that have applied our products to plantings that have not.. We believe that potential customers are more inclined to purchase our products after seeing the comparison results. We have a marketing team comprised of approximately 60 people who demonstrate to our dealers and our direct customers the correct methods of using our products, and who help address issues that arise for our dealers and customers in using our products and collect feedback from them.

Intellectual Property

We currently own the rights to one patent for "Zero-tillage Fertilizing Equipment" (PRC Patent Number: 330398), which is a type of seeding machine, the use of which prevents soil erosion. We do not currently use this patent or the Zero-tillage Fertilizing Equipment in our business. We have not yet determined whether and when this patent may be utilized in our business.

We also own the rights to the registered trademark which we use in our business and which appears on our product packaging.

Seasonality

Our business is seasonal. Generally, our sales peak occurs at the beginning of the planting season when farmers buy the most organic biochemical agricultural application products, which generally occurs during the period from March though June. Our sales are the lowest in the period from December through January and are relatively stable for the rest of the year.

Research and Development

We have a research and development team consisting of six full time employees and five outside personnel. This team is responsible for formulating our organic biochemical agricultural application products and researching new products.

Employees

We have approximately 120 employees as of March 2008. Approximately half of our employees are full-time employees and the remaining half are part-time or seasonal employees.

RISK FACTORS

You should carefully consider the risks described below in conjunction with our forward looking statement related risks as set forth in the beginning of this report, as well as the other information in this report, when evaluating our business and future prospects. Should any of the following risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and investors could lose all or a portion of the value of their investment in our common stock.

RISKS RELATED TO OUR BUSINESS:

WE OPERATE IN A HIGHLY-COMPETITIVE INDUSTRY AND OUR FAILURE TO COMPETE EFFECTIVELY MAY ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUE.

We are principally engaged in the manufacture and marketing of organic biochemical agricultural application products and we face competition from numerous other companies. Many of our competitors are better capitalized and more experienced with a larger customer base and have deeper ties in the PRC marketplace. We may be unsuccessful in our attempts to compete, which would have a material adverse impact on our business and financial condition.

THE FERTILIZER REGISTRATION CERTIFICATE WE REQUIRE TO OPERATE IN THE PRC IS SUBJECT TO ANNUAL RENEWAL AND WE HAVE NO ASSURANCE THAT THE CERTIFICATE WILL BE RENEWED.

In the PRC, producers of fertilizers and related products must obtain a government approval known as a fertilizer registration certificate. Since 2004, we have obtained a temporary certificate each year from the PRC’s Ministry of Agriculture authorizing us to manufacture and distribute our agricultural application products throughout China. This certificate is reviewed by the PRC’s Ministry of Agriculture on an annual basis.

OUR SUCCESS DEPENDS UPON THE DEVELOPMENT OF THE PRC'S AGRICULTURAL INDUSTRY.

The PRC is currently the world's most populous country and one of the largest producers and consumers of agricultural products. Roughly half of the PRC's labor force is engaged in agriculture, even though only about 10% of the land is suitable for cultivation. Although the PRC hopes to further increase agricultural production, incomes for Chinese farmers are stagnating. Despite the Chinese government's continued emphasis on agricultural self-sufficiency, inadequate port facilities and lack of warehousing and cold storage facilities impedes the growth of the domestic agricultural trade. We rely on local farmers in the PRC to purchase our products, which are generally purchased under a cash-on-delivery basis or on 9-12 months credit. Accordingly, any difficulties farmers in the PRC experience in selling their produce could reduce the demand for our products and hinder the ability of the farmers to pay their credit obligations to us on a timely basis.

OUR PRODUCTS MAY BE SUBJECT TO COUNTERFEITING AND/OR IMITATION, WHICH COULD HARM OUR BUSINESS AND COMPETITIVE POSITION.

Although we do not own any patents relating to products we market, our success depends, in part, on our ability to protect our proprietary rights in our products. We cannot guarantee that counterfeiting or imitation of our products will not occur in the future or that we will be able to detect it and deal with it effectively. Any occurrence of counterfeiting or imitation could impact negatively upon our corporate and brand image. In addition, counterfeit or imitation products could result in a reduction in our market share, a loss of revenues or an increase in our administrative expenses in respect of detection or prosecution.

WE MAY NOT BE ABLE TO EFFECTIVELY CONTROL AND MANAGE OUR GROWTH.

If our business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding product and service offerings and in integrating acquired businesses with our own. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy such increased demands could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

OUR PROFITABILITY DEPENDS ON OUR SUCCESS ON BRAND RECOGNITION AND WE COULD LOSE OUR COMPETITIVE ADVANTAGE IF WE ARE NOT ABLE TO PROTECT OUR TRADEMARKS AGAINST INFRINGEMENT, AND ANY RELATED LITIGATION COULD BE TIME-CONSUMING AND COSTLY.

Our trademarked brands have gained substantial recognition to our customers in various areas. However, the protection of intellectual property rights in the PRC may not be as effective as those in the U.S. or other countries. The unauthorized use of our brands could enable some other manufacturers to take unfair advantage, which could harm our business and competitive position.

WE MAY NOT BE ABLE TO HIRE AND RETAIN QUALIFIED PERSONNEL TO SUPPORT OUR GROWTH AND IF WE ARE UNABLE TO RETAIN OR HIRE SUCH PERSONNEL IN THE FUTURE, OUR ABILITY TO IMPROVE OUR PRODUCTS AND IMPLEMENT OUR BUSINESS OBJECTIVES COULD BE ADVERSELY AFFECTED.

Competition for senior management and senior research and development personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior technology personnel, or attract and retain high-quality senior executives or senior technology personnel in the future. Such failure could materially and adversely affect our future growth and financial condition.

WE DO NOT PRESENTLY MAINTAIN FIRE, THEFT, PRODUCT LIABILITY OR ANY OTHER PROPERTY INSURANCE, WHICH LEAVES US WITH EXPOSURE IN THE EVENT OF LOSS OR DAMAGE TO OUR PROPERTIES OR CLAIMS FILED AGAINST US.

We do not maintain fire, theft, product liability or other insurance of any kind. We bear the economic risk with respect to loss of or damage or destruction to our property and to the interruption of our business as well as liability to third parties for damage or destruction to them or their property that may be caused by our personnel or products. Such liability could be substantial and the occurrence of such loss or liability may have a material adverse effect on our business, financial condition and prospects. While product liability lawsuits in the PRC are rare, and we have never experienced significant failure of our products, there can be no assurance that we would not face liability in the event of the failure of any of our products.

RISK RELATED TO OUR INDUSTRY:

WE ARE DEPENDENT UPON THE PRC GOVERNMENT'S APPROVAL OF OUR PRODUCTS AS "GREEN".

All of our organic agricultural enhancement are qualified for being used for production of "Green food” because they meet the requirements of the Green Food Research Center of the PRC Ministry of Agriculture for being safe and chemical free. Should the government change the current standards for Green foods, we may not qualify for the Green food labeling which may lead to a significant decrease in our sales prices, sales and profits, which would materially and adversely affect our business.

RISKS RELATED TO DOING BUSINESS IN THE PRC:

WE FACE THE RISK THAT CHANGES IN THE POLICIES OF THE PRC GOVERNMENT COULD HAVE A SIGNIFICANT IMPACT UPON THE BUSINESS WE MAY BE ABLE TO CONDUCT IN THE PRC AND THE PROFITABILITY OF SUCH BUSINESS.

The PRC's economy is in a transition from a planned economy to a market-oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

THE PRC LAWS AND REGULATIONS GOVERNING OUR CURRENT BUSINESS OPERATIONS ARE SOMETIMES VAGUE AND UNCERTAIN. ANY CHANGES IN SUCH PRC LAWS AND REGULATIONS MAY HAVE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We and any future subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

A SLOWDOWN OR OTHER ADVERSE DEVELOPMENTS IN THE PRC ECONOMY MAY MATERIALLY AND ADVERSELY AFFECT OUR CUSTOMERS, DEMAND FOR OUR SERVICES AND OUR BUSINESS.

All of our operations are conducted in the PRC and all of our revenues are generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. The Green food industry in the PRC is relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for Green food products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

INFLATION IN THE PRC COULD NEGATIVELY AFFECT OUR PROFITABILITY AND GROWTH.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth. In October 2004, the People's Bank of China, the PRC's central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

GOVERNMENTAL CONTROL OF CURRENCY CONVERSION MAY AFFECT THE VALUE OF AN INVESTMENT IN THE COMPANY.

The PRC government imposes controls on the convertibility of Renminbi ("RMB") into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain expenses as they come due.

THE FLUCTUATION OF THE RMB MAY MATERIALLY AND ADVERSELY AFFECT AN INVESTMENT IN THE COMPANY.

The value of the RMB against the U.S. Dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. Dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. Dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. Dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. Dollar appreciates against the RMB, the U.S. Dollar equivalent of the RMB we convert would be reduced. In addition, the depreciation of significant U.S. Dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. Dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 13.5% appreciation of the RMB against the U.S. Dollar as of December 31, 2007. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. Dollar.

RECENT PRC STATE ADMINISTRATION OF FOREIGN EXCHANGE ("SAFE") REGULATIONS REGARDING OFFSHORE FINANCING ACTIVITIES BY PRC RESIDENTS HAVE UNDERGONE A NUMBER OF CHANGES WHICH MAY INCREASE THE ADMINISTRATIVE BURDEN WE FACE. THE FAILURE BY OUR SHAREHOLDERS WHO ARE PRC RESIDENTS TO MAKE ANY REQUIRED APPLICATIONS AND FILINGS PURSUANT TO SUCH REGULATIONS MAY PREVENT US FROM BEING ABLE TO DISTRIBUTE PROFITS AND COULD EXPOSE US AND OUR PRC RESIDENT SHAREHOLDERS TO LIABILITY UNDER PRC LAW.

SAFE issued a public notice ("October Notice") effective from November 1, 2005, which requires registration with SAFE by the PRC resident shareholders of any foreign holding company of a PRC entity. Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise; however, it is uncertain how the October Notice will be interpreted or implemented regarding specific documentation requirements for a foreign holding company formed prior to the effective date of the October Notice, such as in our case. In addition, the October Notice requires that any monies remitted to PRC residents outside of the PRC be returned within 180 days; however, there is no indication of what the penalty will be for failure to comply or if shareholder non-compliance will be considered to be a violation of the October Notice by us or otherwise affect us.

In the event that the proper procedures are not followed under the SAFE October Notice, we could lose the ability to remit monies outside of the PRC and would therefore be unable to pay dividends or make other distributions. Our PRC resident shareholders could be subject to fines, other sanctions and even criminal liabilities under the PRC Foreign Exchange Administrative Regulations promulgated January 29, 1996, as amended.

ANY RECURRENCE OF SEVERE ACUTE RESPIRATORY SYNDROME, OR SARS, OR ANOTHER WIDESPREAD PUBLIC HEALTH PROBLEM, COULD ADVERSELY AFFECT OUR OPERATIONS.

A renewed outbreak of SARS or another widespread public health problem in the PRC, such as bird flu where all of the Company's revenue is derived, could have an adverse effect on our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some offices that would adversely disrupt our operations. Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

BECAUSE OUR PRINCIPAL ASSETS ARE LOCATED OUTSIDE OF THE U.S. AND ALL OF OUR DIRECTORS AND NEARLY ALL OUR OFFICERS RESIDE OUTSIDE OF THE U.S., IT MAY BE DIFFICULT FOR YOU TO ENFORCE YOUR RIGHTS BASED ON U.S. FEDERAL SECURITIES LAWS AGAINST US AND OUR OFFICERS AND SOME DIRECTORS IN THE U.S. OR TO ENFORCE A U.S. COURT JUDGMENT AGAINST US OR THEM IN THE PRC.

Nearly all of our directors and officers reside outside of the U.S. In addition, our operating subsidiary is located in the PRC and substantially all of its assets are located outside of the U.S. It may therefore be difficult for investors in the U.S. to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the U.S. and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. Federal securities laws or otherwise.

WE MAY HAVE DIFFICULTY ESTABLISHING ADEQUATE MANAGEMENT, LEGAL AND FINANCIAL CONTROLS IN THE PRC.

The PRC historically has not adopted a western style of management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

LACK OF BANK DEPOSIT INSURANCE PUTS OUR FUNDS AT RISK OF LOSS FROM BANK FORECLOSURE OR INSOLVENCIES.

China Agri-Business maintains certain bank accounts in China that are not insured and are not protected by FDIC insurance or other insurance. As of March 24, 2008, China Agri-Business held approximately $5,918,949 in bank accounts in China. If a Chinese bank holding our funds experienced insolvency, it may not permit us to withdraw our funds which would result in a loss of such funds and reduction of our net assets.

RISKS RELATED TO OUR STOCK:

MARKET VOLATILITY MAY AFFECT OUR STOCK PRICE AND THE VALUE OF YOUR INVESTMENT.

The market prices for securities of companies with business activities in the PRC in general have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements of innovations or new products by us or our competitors;
•	announcement of PRC regulatory approval or non-approval of our products;
•	actions taken by regulatory agencies with respect to our products, manufacturing process or sales and marketing activities;
•	regulatory developments in the PRC or the United States of America;
•	the success of our research and development efforts;

•	any intellectual property infringement action, or any other litigation, involving us;
•	announcements concerning our competitors, or the agricultural or Green foods industries in general;
•	actual or anticipated fluctuations in our operating results;
•	changes in financial estimates or recommendations by securities analysts;
•	our ability to remain quoted on the OTCBB;
•	sales of large blocks of our common stock;
•	sales of our common stock by our executive officers, directors and significant stockholders; and
•	the loss of any of our key personnel.

The occurrence of one or more of these factors may cause our stock price to decline, and investors may not be able to resell their shares at or above the price that they paid for the shares. In addition, the stock markets in general, and the markets for PRC related stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

WE ARE NOT LIKELY TO PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary. In addition, our operating subsidiary, from time to time, may be subject to restrictions on its ability to make distributions to us, including restrictions on the conversion of local currency into U.S. Dollars or other hard currency and other regulatory restrictions.

THE PRICE OF OUR COMMON SHARES MAY DECLINE DUE TO THE LARGE NUMBER OF OUTSTANDING SHARES ELIGIBLE FOR RESALE TO THE PUBLIC.

On April 22, 2006, we issued 5,389,221 shares of our common stock (approximately 10,950,897 shares after giving effect to our forward stock split on October 31, 2006) as consideration for the Management Agreement. Of this amount, 9,099,749 shares are presently held in a trust and can be released from the trust and are eligible for resale pursuant to Rule 144 ("Rule 144") promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Such sales, or the possibility of such sales, may adversely affect the price of our common stock and may make it more difficult for us to raise capital through the issuance of equity securities.

In addition, on May 31, 2006, we sold 10,000 shares of our Series A convertible preferred stock and warrants to purchase 10,000 shares of our common stock at $1.50 per share. Such Series A convertible preferred stock was automatically converted into 300,000 shares of our common stock upon completion of our initial public offering on October 11, 2007. The shares of our common stock issued upon conversion of the Series A convertible preferred stock are eligible for resale pursuant to Rule 144 under the Securities Act. The shares of our common stock issuable upon exercise of the warrants may be sold under Rule 144 beginning six months after exercise.

In addition, on October 11, 2007, we completed an underwriter initial public offering of an aggregate of $379,800 in gross proceeds from the sale of 379,800 units for $1.00 per unit. Each unit consists of (i) one share of common stock, par value $0.001 per share, (ii) one warrant to purchase one share of the Company's common stock at $1.50 per share and (iii) one warrant to purchase one share of the Company's common stock at $2.00 per share.

This large number of shares of common stock available for future resale could create an overhang effect that may depress the trading price of our common stock.

WE ARE AUTHORIZED TO ISSUE 4,900,000 SHARES OF AN "UNDESIGNATED" CLASS OF STOCK WHICH MAY ADVERSELY AFFECT THE VOTING POWER OR OTHER RIGHTS OF THE HOLDERS OF COMMON STOCK.

Our certificate of incorporation authorizes us to issue 4,900,000 shares of an undesignated class of stock. With respect to these shares, our board of directors may make designations and define various powers, preferences, rights, qualifications, limitations and restrictions, consistent with Maryland law. Our board of directors is empowered, without stockholder approval, to issue this stock with rights that could adversely affect the voting power or other rights of the holders of our common stock. In addition, the undesignated stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. We do not presently intend to issue any shares of undesignated stock. Nevertheless, there can be no assurance we will not do so in the future. As of this date, no shares of the undesignated stock are outstanding and no designation has been made as to any characteristics these shares may have in the future.

Item 2.  Description of Property.

Our subsidiary, Xinsheng, leases its office space (use area of 678.50 square meters, or approximately 7,303.3 square feet) at the Finance Plaza 9th Floor, Hi-tech Road No. 42, Hi-tech Industrial Development Zone in Xi'an, Shaan Xi Province, for an annual rent of RMB 366,390 (approximately US$ 50,228) from Shaanxi Heng Xing Property Management Co., Ltd. The term of the lease is three years from April 1, 2005 through March 31, 2008.

Xinsheng leases its operating space (construction area of 246.8 square meters, or approximately 2,656.5 square feet) located at the Xi'an Vegetable Research Institute ("XVRI") for an annual rent of RMB 38,500 (approximately US$ 5,278). The lease expires in March 31, 2010.

Xinsheng does not own any land use rights.

China Agri’s offices are located at 11 East 86th Street, New York, New York 10028 from Michael Segal, one of our directors. Mr. Segal allows us to use the space rent free.

Item 3.  Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters to a vote of security holders in the fourth quarter of 2007 or thereafter.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock began quoting on the Over the Counter Bulletin Board (“OTCBB”) on October 17, 2007 under the symbol CHBU.OB. The price range per share of common stock presented below represents the highest and lowest intra-day sales prices for the Company's common stock on the OTCBB. Since our common stock is traded infrequently, such over-the-counter market quotations may reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent a liquid trading market.

	High Sales Price	Low Sales Price
Year Ended December 31, 2008:
1st Quarter (through March 18, 2008)	$1.00	$0.40
Year Ended December 31, 2007:
4th Quarter (from October 17, 2007 to December 31, 2007)	$2.00	$0.62

Number of Shareholders

As of March 24, 2008, there were 12,958,574 shares of our common stock issued and outstanding and 10 active holders of record of our common stock. The number of active record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The Company's transfer agent is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, TX 75034, Attention: Mr. Kevin Halter. Telephone Number: (469) 633-0101.

Dividends

The payment of dividends, if any, is to be within the discretion of our board of directors. We presently intend to retain all earnings, if any, for use in our business operations and accordingly, the board of directors does not anticipate declaring any dividends in the near future. Dividends, if any, will be contingent upon our revenues and earnings, capital requirements, financial conditions and our ability to obtain approval to get monies out of the PRC. The PRC's national currency, the Yuan, is not a freely convertible currency.

Equity Compensation Plan Information

We do not have any stock option, bonus, profit sharing, pension or similar plan. However, we may adopt such a plan in the future to attract and retain members of management, directors or key employees.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” IN THIS FORM 10K-SB AND IN OUR OTHER FILINGS WITH THE SEC. SEE “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.”

Overview

China Agri-Business, Inc. (“China Agri,” “we,” “us,” or the “Company”) was incorporated in the State of Maryland on December 7, 2005. On March 24, 2006, we formed a wholly-owned subsidiary under the laws of China, registered in the city of Xi’an, called Mei Xin Agri Technology (Shaanxi) Co., Ltd. (“Meixin”). On April 18, 2006, Meixin signed a Management Entrustment Agreement with Shaanxi Xin Sheng Centennial Agricultural and Technology Co., Ltd. (“Xinsheng”), a company organized under the laws of China that manufactures organic agricultural chemistry products in China. Under that agreement, Meixin acquired management control of Xinsheng, to the same effect as if Xinsheng were a wholly owned subsidiary of Meixin under Chinese law. Consequently, Xinsheng is our operating company in China.

In consideration of Xinsheng’s entry into the Management Entrustment Agreement, we issued to the shareholders of Xinsheng an aggregate of 5,389,221 shares of our common stock, which were converted into 10,950,897 shares, or 89% of our total outstanding common stock, after a 2.032-for-1 forward stock split in October 2006. Those shares are held by trustees on behalf of the shareholders of Xinsheng. Because the transaction resulted in Xinsheng shareholders owning a majority of China Agri’s common stock, the transaction is accounted for as a “reverse merger” for financial reporting purposes, with Xinsheng being deemed the acquirer and continuing entity.

Xinsheng develops, manufactures and markets organic agricultural chemistry products used for farming in China. Those products have been shown to contain no toxins and to have no adverse effects on the environment, and are suitable for use in farming without harsh chemical fertilizers or pesticides and the production of crops considered to be “all-natural,” “organic,” or “green.” Crops grown with our products may qualify for the “AA green food” rating in China. It has been demonstrated that by using our products, farmers can increase agricultural output and effectively reduce costs.

We introduced our first two organic agricultural chemistry products to market under the brands “Xinsheng Luyuan” and “Xinsheng Lufeng” in October 2004. Xinsheng Luyuan is an organic fungicide whose primary function is to increase agricultural production. Xinsheng Lufeng is an organic bactericide. At the beginning of 2006, we introduced our “Xinsheng Dadang” product, an organic fungicide with additional ingredients to enhance anti-fungal effects. In November of 2007, we introduced three new organic products at the 23rd annual “China Agriculture Fertilizer and Machine Trade Show”. “Xinsheng Huang-jin-gai” is designed to help crops to absorb calcium and to improve the quality of crops. Its primary ingredient is amino acid calcium. “Xinsheng Jia-tian-xia” is an organic potassium fertilizer designed to help farmers to improve the quality and increase the production of crops. “Xinsheng Bai-le” is designed to provide supplementary micro-nutrients to crops and to help crops grow with balanced nutrition.

Results of Operations - 2007 versus 2006

During 2007, our sales increased 41% and our net income increased 16% as compared to 2006. The number of retail locations that sell our products surpassed 800 in 2007, an increase of 60% as compared to approximately 500 such locations in 2006. Our sales network, directly or indirectly, reaches more than twenty provinces in the PRC. In order to expand our operations and to establish the Company as one of the leading participants in China’s growing organic agricultural application sector, we plan to focus on the following four aspects of our business. First, we plan to fully utilize our current manufacturing capacity by purchasing additional manufacturing equipment, automatic package filling lines and research facilities, contingent on market demand. Second, we plan to strengthen sales efforts through our dedicated in-house sales team and retail dealer network. We plan to expand sales into the southern part of China, including the provinces of Hunan, Hubei, Anhui and Jiangsu. These provinces typically have a warmer climate, and a longer growing season for agriculture, which we believe could generate greater demand for our products. Third, we plan to intensify our efforts to develop new products, and continue to base our research and development efforts on the needs of our customers in order to identify additional areas of demand for our products. Fourth, we plan to enhance our management system, including our financial and accounting infrastructure, in order to manage our planned future growth.

Revenues

Sales for the year ended December 31, 2007 amounted to $3,037,414, representing an increase of $883,220, or 41% as compared to sales of $2,154,194 for the year ended December 31, 2006.

We introduced our organic agricultural chemistry products in the fourth quarter of 2004. In the year 2005, we realized revenue of $650,000 from our core organic applications. In 2006, our sales from organic applications tripled, to approximately $1,900,000. In 2007, all our revenues were generated from core organic applications, an increase of 60% as compared to 2006.

In 2007, about 92% of our revenue was generated from our organic fungicidal products under the brand “Xinshen Luyuan”, and the remaining 8% of revenue was generated from our products under the brand of “Xinsheng Lufeng” and “Xinsheng Dadang”. Geographically, 32% of revenue was generated locally in China’s Shaanxi Province and 68% of the revenue was from other provinces in China.

Cost of goods sold and Gross margins

Cost of goods sold for the year ended December 31, 2007 was $964,961, an increase of $309,431, or 47.2% as compared to $655,530 in 2006. Gross margin rate was 68.2% in 2007, a drop of 1.4 % compared to the gross margin rate of 69.6% in 2006. Of the cost of goods sold, 69% was raw material cost, 25% was packing material cost, 4% was labor cost, and 2% was utilities and other cost. Compared to the beginning of the year, the price of certain packing material increased slightly during the year. This resulted in the percentage of packing material cost included in the cost of goods sold to increase from 20% to 25%. This affected our gross margin directly. Due to anticipated increases in packing and labor costs, we anticipate that our gross margin will be adversely affected in 2008.

Selling and marketing expenses

Selling and marketing expenses amounted to $146,178 for the year ended December 31, 2007, an increase of 70.6% compared to $85,703 for the year ended December 31, 2006, which was attributable to our increased marketing efforts. The increase in selling and marketing expenses is primarily attributable to increases in the following: advertisement expenses, product promotion expenses, and salaries paid to sales personnel. These three types of expenses increased by an aggregate amount of $70,267 in 2007 as compared to 2006.

General and administrative expenses

General and administrative (“G&A”) expenses amounted to $883,052 for the year ended December 31, 2007, an increase of 74% compared to $507,091 for 2006. The largest components of G&A expenses were legal, audit, consulting and other professional fees incurred relating to regulatory compliance, including SEC compliance. Those expenses totaled $473,809, which represents approximately 54% of total G&A expenses during 2007. We expect that professional fees will continue to increase in the year 2008.

Net income

Net income for the year ended December 31, 2007 was $1,058,882, an increase of $146,056, or 16% as compared to $912,853 for 2006. Net income as a percentage of sales decreased 7% from 42% in 2006 to 35% in 2007, due primarily to the increase of G&A expenses, especially professional fees.

Research and development

Our research and development expenditures totaled $9,622 in 2007, as compared to $1,893 in 2006.

Liquidity and Capital Resources

As of December 31, 2007, our cash and cash equivalents amounted to $5,984,448, an increase of $2,198,913, or 58%, as compared to the balance of $3,785,535 at December 31, 2006.

Cash provided by operating activities was $1,334,019 for the year ended December 31, 2007, a decrease of $253,864, or 16%, as compared to $1,587,883 for the year ended December 31, 2006. The decrease is due to the fact that for the year ended December 31, 2006, cash provided by operating activities included $301,447 from the collection of a short term loan and $267,229 due to the reduction of prepaid expenses. Absent these factors, cash provided by operating activities would have been $1,019,207 for the year ended December 31, 2006.

Cash provided by investing activities was $268,545 in 2007, which was from collections of a short term loan and offset by the purchase of fixed assets of $32,902.

Cash provided by financing activities was $221,607, which resulted from the proceeds of $379,800 from the sale of our securities, offset by related costs of $158,193.

Foreign currency translation had a positive effect on our cash flow. The increase of $374,742 was due to the appreciation of the Chinese yuan in 2007.

The Chinese local government previously waived the income tax obligations of the Company for two years until August 31, 2007 and extended it to the calendar year ended December 31, 2007. The Company applied for another annual income tax exemption for the calendar year of 2008. The local taxation authority has granted us tax exemption status for the year of 2008. We expect that we will be successful in obtaining tax exempted status on an ongoing basis as long as our products are used for agriculture in the future. However, if we lose the tax exempt status for the year of 2008, we will be subject to a 25% standard enterprise income tax. If we had lost tax exemption status in 2007, it would have reduced our cash flow by approximately $349,431 for the year ended December 31, 2007.

We completed a public offering of our securities in October, 2007. The offering consisted of 379,800 units sold for $1.00 per unit. Each unit consists of (i) one share of common stock, par value $0.001 per share, (ii) one warrant to purchase one share of the Company's common stock at $1.50 per share and (iii) one warrant to purchase one share of the Company's common stock at $2.00 per share (see Note 10 to Consolidated Financial Statements). We received gross proceeds of $379,800 from the offering. We plan to use the offering proceeds to pursue our expansion plan. We anticipate that the costs of being a public company, including attorney fees, audit and review fees, transfer agent fees and investor relations fees, will continue to have an adverse effect on our cash flows going forward.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (or “GAAP”). The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. See also Note 2 to Consolidated Financial Statements.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. The Company physically counts inventory at the end of the calendar year. To prepare the quarterly financial statements, we used book recorded balance.

Accounts Receivable and Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits and monitoring procedures. The Company establishes an allowance for doubtful accounts based upon age of receivables and other factors. As of December 31, 2007, trade receivables aged between 90 to 120 days were approximately 26% of total trade receivables; trade receivables aged between 121-365 days were approximately 14%. The Company reserved 50% of accounts receivable aged between 90 to 120 days and 100% of accounts receivable aged over 120 days as an allowance for doubtful accounts.

Revenue Recognition and Deferred Income

Sales of products are recorded when title passes to the customer, which is generally at time of shipment. The Company does not routinely permit customers to return products.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 7.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Agri-Business, Inc.

I have audited the accompanying consolidated balance sheets of China Agri-Business, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Agri-Business, Inc. and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Michael T. Studer, CPA, P.C.

Freeport, New York
March 20, 2008

China Agri-Business, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
Assets
Current Assets
Cash and cash equivalents	$5,984,448	$3,785,535
Accounts receivable, net of allowance for doubtful
accounts of $23,991 and $2,665, respectively	65,118	103,844
Inventory	60,582	92,253
Other receivables	6,855	18,476
Loans receivable	-	301,447
Prepaid expenses	5,735	22,137
Total Current Assets	6,122,738	4,323,692

Property, plant and equipment, net	276,000	296,344

Investment in Tienwe Technology	822,540	769,477

Intangible assets, net	73,554	86,014

Total Assets	$7,294,832	$5,475,527

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$166,200	$51,276
Total Current Liabilities	166,200	51,276

Redeemable Series A preferred stock, par value $.001 per share; authorized 100,000 shares; issued and outstanding 0 and 10,000 shares, respectively	-	100,000

Stockholders' Equity

Undesignated preferred stock, par value $.001 per share; authorized 4,900,000 shares; none issued	-	-
Common stock par value $.001 per share; authorized 100,000,000 shares; issued and outstanding 12,958,574 and 12,278,774 shares, respectively	12,959	12,279
Additional paid-in capital	4,150,636	3,629,709
Retained earnings	2,308,873	1,449,991
Accumulated other comprehensive income	656,164	232,272
Total stockholders' equity	7,128,632	5,324,251

Total Liabilities and Stockholders' Equity	$7,294,832	$5,475,527

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Consolidated Statements of Operations

	Year Ended
	December 31
	2007	2006

Sales of products	$3,037,414	$2,154,894

Cost of goods sold	964,961	655,530
Gross profit	2,072,453	1,499,364

Selling, general and administrative expenses	1,029,230	592,794
Income from operations	1,043,223	906,570

Interest income	15,659	6,283
Income before income taxes	1,058,882	912,853

Income taxes	-	-
Net income	1,058,882	912,853

Deemed dividend relating to beneficial conversion feature of Series A preferred stock	(200,000)	-

Net income attributable to common stockholders	$858,882	$912,853

Earnings per common share:
Basic	$0.07	$0.08
Diluted	$0.07	$0.08

Weighted average number of common shares used to compute earnings per common share:
Basic	12,431,496	11,874,954
Diluted	12,664,099	11,874,954

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Consolidated Statements of Stockholders' Equity

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total

Balance, December 31, 2004	10,950,897	$10,951	$3,631,037	$60,021	$(786)	$3,701,223
Net income for the year ended
December 31, 2005	-	-	-	477,117	-	477,117
Foreign currency translation adjustment	-	-	-	-	202,442	202,442
Balance, December 31, 2005	10,950,897	10,951	3,631,037	537,138	201,656	4,380,782
Reverse acquisition of Xinsheng
effective April 22, 2006	1,327,877	1,328	(1,328)	-	-	-
Net income for the year ended
December 31, 2006	-	-	-	912,853	-	912,853
Foreign currency translation adjustment	-	-	-	-	30,616	30,616
Balance, December 31, 2006	12,278,774	12,279	3,629,709	1,449,991	232,272	5,324,251
Sales of Units in public offering	379,800	380	379,420	-	-	379,800
Costs relating to the public offering	-	-	(158,193)	-	-	(158,193)
Conversion of Series A preferred stock	300,000	300	99,700	-	-	100,000
Deemed dividend relating to beneficial conversion feature
of Series A preferred stock	-	-	200,000	(200,000)	-	-
Net income for the year ended December 31, 2007	-	-	-	1,058,882	-	1,058,882
Foreign currency translation adjustment	-	-	-	-	423,892	423,892
Balance, December 31, 2007	12,958,574	$12,959	$4,150,636	$2,308,873	$656,164	$7,128,632

The accompanying notes are an integral part of these financial statements.

China Agri-Business, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 31
	2007	2006
Operating activities
Net income	$1,058,882	$912,853
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation of property, plant and equipment	44,157	38,225
Amortization of intangible assets	17,636	1,730
Changes in operating assets and liabilities:
Accounts receivable, net	38,726	403,572
Other receivables	11,621	(18,476)
Inventory	31,671	(36,764)
Prepaid expenses	16,402	267,229
Accounts payable and accrued liabilities	114,924	19,514
Net cash provided by operating activities	1,334,019	1,587,883

Investing activities
Loans receivable collections	301,447	1,082,863
Property, plant and equipment additions	(32,902)	(118,212)
Property, plant and equipment disposals	-	2,611
Intangible assets additions	-	(78,874)
Net cash provided by (used in) investing activities	268,545	888,388

Financing activities
Proceeds from sale of Units in public offering	379,800	-
Costs relating to public offering	(158,193)	-
Proceeds from sale of Series A preferred stock	-	100,000
Net cash provided by (used in) financing activities	221,607	100,000

Effect of exchange rate changes on cash and cash equivalents	374,742	(7,485)

Increase in cash and cash equivalents	2,198,913	2,568,786

Cash and cash equivalents, beginning of period	3,785,535	1,216,749

Cash and cash equivalents, end of period	$5,984,448	$3,785,535

The accompanying notes are an integral part of these financial statements.

CHINA AGRI-BUSINESS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

China Agri-Business, Inc. (“China Agri”) was incorporated in the State of Maryland on December 7, 2005. On October 31, 2006, China Agri effectuated a 2.032 to 1 forward stock split. All share and per share amounts have been retroactively adjusted to reflect the stock split.

On March 16, 2006, China Agri executed a Corporate Finance Advisory Services Agreement (the “China Agri Advisory Agreement”) with Friedland Corporate Investor Services LLC (“Friedland”). The China Agri Advisory Agreement provided that Friedland will assist China Agri in forming a Wholly-Owned Foreign Enterprise (“Meixin”) under the laws of the People’s Republic of China (the “PRC”), in acquiring control of a PRC business enterprise, and in becoming publicly traded in the United States. As consideration for these services, China Agri issued 1,327,877 shares of China Agri common stock to 7 Friedland designees (including 10,000 shares to the then sole director of China Agri) and paid Friedland 750,000 PRC Renminbi (“RMB”) (or $98,610 translated at the year 2007 average exchange rate) upon the establishment of a trading market in the United States for China Agri’s shares of common stock.

On March 24, 2006, China Agri formed Mei Xin Agri Technology (Shaanxi) Co., Ltd. (“Meixin”). Meixin is a wholly-owned subsidiary of China Agri and a limited liability company organized under the laws of PRC. Pursuant to measures passed by the stockholders of Shaanxi Xin Sheng Centennial Agriculture and Technology Co., Ltd. (“Xinsheng”), a corporation formed under the laws of the PRC on April 22, 2002, on April 10, 2006, a Management Entrustment Agreement dated April 18, 2006 between Meixin and Xinsheng, and a Stock Purchase Agreement dated April 22, 2006 between China Agri and Xinsheng (collectively, the “Transaction”), Meixin acquired management control of Xinsheng, in the same manner as if it were a wholly owned subsidiary under PRC law, and China Agri issued 10,950,897 shares of China Agri common stock, representing approximately 89% of the 12,278,774 shares of China Agri common stock outstanding after the Transaction, to a trustee of a trust for the benefit of the Xinsheng stockholders. The Transaction is being accounted for as a “reverse merger”, since the stockholders of Xinsheng owned a majority of China Agri’s common stock immediately following the Transaction. Xinsheng is deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Transaction are those of Xinsheng and are recorded at the historical cost basis of Xinsheng, and the consolidated financial statements after completion of the Transaction include the assets and liabilities of China Agri, Meixin, and Xinsheng (collectively, the “Company”), historical operations of Xinsheng, and operations of China Agri and Meixin from the date of the Transaction.

Xinsheng’s primary activities are the manufacture, marketing and sale of organic and environmentally friendly “Green” agricultural enhancement products in China.

CHINA AGRI-BUSINESS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

(b) Principles of Consolidation

The consolidated financial statements of 2007 and 2006 include the financial statements of China Agri, Meixin, and Xinsheng. All intercompany balances and transactions have been eliminated in consolidation.

(c) Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(d) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, net, other receivables, loans receivable, and accounts payable and accrued liabilities. The fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets due to the short term maturity of these instruments.

(e) Foreign Currency Translation

   The functional currency of China Agri is the United States dollar. The functional currency of Xinsheng and Meixin is the RMB. The reporting currency of the Company is the United States dollar.

    The assets and liabilities of Xinsheng and Meixin are translated into United States dollars at period-end exchange rates ($0.13709 and $0.12825 at December 31, 2007 and 2006, respectively). The revenues and expenses are translated into United States dollars at average exchange rates for the period ($0.13148 and $0.12557 for the years ended December 31, 2007 and 2006, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

CHINA AGRI-BUSINESS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(f) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased.

(g) Inventory

   Inventory is stated at the lower of cost (first-in, first-out method) or market.

(h) Property, Plant and Equipment, Net

   Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets.

(i)  Intangible and Other Long-Lived Assets, Net

Intangible and other long-lived assets are stated at cost, less accumulated amortization and impairments. The intangible assets are being amortized over their expected useful economic lives ranging from 5 to 10 years.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets.

(j) Revenue Recognition

Sales of products are recorded when title passes to the customer, which is generally at time of shipment. The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits and monitoring procedures. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors. Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted. The Company does not routinely permit customers to return product.

Freight and other transportation costs are included in cost of goods sold.

CHINA AGRI-BUSINESS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k) Stock-Based Compensation

   Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123(R) “Accounting for Stock-Based Compensation”. No stock options have been granted and none are outstanding.

(l) Advertising

Advertising costs are expensed as incurred. For the years ended December 31, 2007 and 2006, advertising expenses were $21,236 and $18,008, respectively.

(m) Income Taxes

   Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net of operating loss carry forwards and credits, by applying enacting statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

(n) Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted earnings (loss) per share are computed on the basis of the weighted average number of common shares and dilutive securities (such as convertible preferred stock) outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.

A reconciliation of the weighted average number of common shares used to compute basic and diluted earnings per share for the year ended December 31, 2007 and 2006 follows:

	2007	2006
Weighted average number of common shares outstanding (used to compute basic EPS)	12,431,496	11,874,954

Assumed conversion of redeemable Series A preferred stock - See Note 9	232,603	-

Weighted average number of common shares and dilutive common stock equivalents outstanding (used to compute diluted EPS)	12,664,099	11,874,954

CHINA AGRI-BUSINESS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o) Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company.
The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

(p) Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3 - REVERSE ACQUISITION OF XINSHENG

As discussed in Note 1, China Agri, through its wholly owned subsidiary Meixin, acquired management control of Xinsheng on April 18, 2006 in exchange for 10,950,897 shares of China Agri common stock. At April 18, 2006 (date of acquisition), China Agri and Meixin had $0 identifiable net assets.

NOTE 4 - INVENTORY

Inventory consists of:	December 31,	December 31,
	2007	2006
Raw materials	$52,953	$36,718
Work in progress	-	3,650
Finished goods	5,342	48,573
Other	2,287	3,312

Total inventory	$60,582	$92,253

NOTE 5 - LOANS RECEIVABLE

	December 31,	December 31,
Loans receivable consist of:	2007	2006

Net Bar, non-interest bearing, due March 31, 2007	$-	$301,447

Total	$-	$301,447

CHINA AGRI-BUSINESS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of:

	December 31,	December 31,
	2007	2006

Building	$18,425	$17,237
Transportation equipment	271,081	244,480
Manufacturing equipment and machinery	123,798	118,759
Office and computer equipment	16,448	16,322
Total	429,752	396,798

Less accumulated depreciation	(153,752)	(100,506)
Construction in progress	-	52

Property, plant and equipment, net	$276,000	$296,344

NOTE 7 - INVESTMENT IN TIENWE TECHNOLOGY INC.

On July 29, 2005, Xinsheng acquired a 13.95% equity interest in Tienwe Technology Inc. (“Tienwe”), a PRC company, for 6,000,000 RMB ($822,540 translated at the December 31, 2007 exchange rate) . The investment is carried at cost. Tienwe shares are not quoted or traded on any securities exchange or in any recognized over-the-counter market; accordingly, it is not practicable to estimate the fair value of the investment. Tienwe sells aerospace products to military industry customers.

NOTE 8 - INTANGIBLE ASSETS, NET

Intangible assets, net consist of:

	December 31,	December 31,
	2007	2006

Product rights	$84,310	$78,874
Patent	13,709	12,825
Trademark	1,555	1,212
Total	99,574	92,911

Less accumulated amortization	26,020	6,897

Intangible assets, net	$73,554	$86,014

CHINA AGRI-BUSINESS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INTANGIBLE ASSETS, NET (Continued)

The product rights were acquired by Xinsheng in December 2006 from an unrelated third party and relate to six registered fertilizer products.

The patent was acquired by Xinsheng in 2002 from three parties (one of the parties was an officer, director and significant stockholder of the Company at the time of the exchange) in exchange for a total of 16.67% of the issued and outstanding shares of Xinsheng common stock. The patent (and contributed capital) at the date of the exchange on April 22, 2002 has been reflected at the transferors’ cost. The patent is for Zero-tillage Fertilizing Equipment (PRC Patent Number 330398), which is a type of seeding machine, the use of which reduces soil erosion.

Estimated amortization expense for each of the Company’s five succeeding fiscal years ending December 31, 2008, 2009, 2010 and 2011 is $18,388, $18,388, $18,388 and $18,390, respectively.

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

The Series A preferred stock (the “Series A Stock”) was not entitled to any dividends. In the event of a voluntary or involuntary liquidation of the Company, the holders of Series A Stock were entitled to be paid out of the assets of the Company available for distribution an amount in cash equal to $10.00 per share before any payment was made to the holders of Common Stock or other capital stock of the Company, the terms of which do not specifically provide that such securities rank senior to or on a parity with the Series A Stock as to rights on liquidation. The holders of Series A Stock were not entitled to receive liquidation payments until liquidation payments were made in full to the holders of capital stock ranking senior to the Series A Stock as to rights on liquidation. The holders of Series A Stock were to share ratably in liquidation payments with the holders of shares of the Company’s capital stock ranking on a parity with the Series A Stock as to rights on liquidation.

CHINA AGRI-BUSINESS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - REDEEMABLE SERIES A PREFERRED STOCK (Continued)

Each share of Series A Stock was automatically convertible into shares of Common Stock at a conversion price of one-third of the price per share of the Common Stock paid for by the purchasers of Common Stock in a Public Offering pursuant to a registration statement under the Securities Act of 1933, as amended (the “Act”). The number of shares of Common Stock issuable upon one share of Series A Stock in such event was the quotient obtained by dividing $10 by the conversion price.

Upon completion of the sale of Common Stock for $1.00 per share pursuant to the public offering which closed October 11, 2007 (see note 10), each outstanding share of Series A Stock automatically converted into 30 shares of Common Stock (300,000 shares of Common Stock total). The Company recorded as a dividend and as an increase in additional paid-in capital, the intrinsic value of the beneficial conversion feature (the “BCF”). The intrinsic value of the BCF was the difference between the $300,000 fair value of the common stock issued upon conversion and the $100,000 proceeds received, or $200,000.

If the Company had not consummated an initial public offering pursuant to a registration statement under the Act by November 30, 2007, then each holder of Series A Stock would have had the right to require the Company to redeem all or any portion of such holder’s Series A Stock at a price of $10 per share ($100,000 total). Since the act of having the registration statement declared effective by the SEC and having the public offering successfully completed was outside the control of the Company, the Company classified the Redeemable Series A Preferred Stock at December 31, 2006 as temporary equity separate and apart from stockholders’ equity at its fair value at date of issue.

NOTE 10 - PUBLIC OFFERING

In 2006, China Agri entered into an Underwriting Agreement with Spencer Edwards, Inc. (the “Underwriter”), a NASD-registered broker-dealer, in connection with the Company’s public offering (the “Public Offering”) of up to 1,000,000 Units of China Agri securities at $1.00 per Unit, or $1,000,000 total. Each Unit consisted of one share of Common Stock, one warrant to purchase one share of Common Stock at $1.50 per share exercisable for three years from the date of issuance, and one warrant to purchase one share of Common Stock at $2.00 per share exercisable for three years from the date of issuance only if the $1.50 Unit Warrant was exercised. The Underwriter made no commitment to purchase (or take down) all or any part of the Units, but agreed to use its best efforts on an “all or none” basis to sell 300,000 Units within a period of 90 days (which may have been extended for up to an additional 60 days upon the mutual consent of China Agri and the Underwriter) following the effective date of the related Form SB-2 registration statement, which effective date was July 13, 2007. Until 300,000 Units were sold, all funds received by the Underwriter from subscribers were placed in an escrow account. In the event that 300,000 Units were not sold within the 90 day period (150 day period, if extended), the funds deposited with the escrow agent were to be returned in full to subscribers.

On October 11, 2007, China Agri completed its public offering. 379,800 units of the Company’s securities were sold at a price of $1.00 per unit for gross proceeds of $379,800. Net proceeds to the Company, after deducting offering costs of $158,193, were $221,607.

CHINA AGRI-BUSISNESS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - PUBLIC OFFERING (Continued)

Pursuant to the Underwriting Agreement, the underwriter was paid $30,384 (8%) commissions and a $11,394 (3%) non-accountable expense allowance. Additionally, China Agri issued the Underwriter 37,980 warrants, each exercisable into one share of common stock at a price of $1.00 per share from January 8, 2008 to July 13, 2012.

NOTE 11 - WARRANTS

The Company has issued warrants (exercisable into shares of common stock) to investors and the Underwriter as part of its sale of Series A preferred stock and as part of its public offering. Changes in the warrants outstanding are as follows:

	Year Ended December 31,
	2007	2006
Outstanding at beginning of period	10,000	-
Warrants issued	797,580	10,000
Warrants exercised	-	-
Warrants expired	-	-
Outstanding at end of period	807,580	10,000

Exercisable at end of period	807,580	10,000

Warrants outstanding at December 31, 2007 consist of:

Date Issued	Expiration Date	Number of Warrants	Weighted Average Exercise Price
May 31, 2006	May 31, 2009	10,000	$1.50
October 11, 2007	October 10, 2010	379,800	1.50
October 11, 2007	October 10, 2010	379,800	2.00
October 11, 2007	October 10, 2010	37,980	1.00
Total		807,580	$1.71

CHINA AGRI-BUSINESS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Xinsheng only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payments of dividends as a reserve fund. As a result of these PRC laws and regulations Xinsheng is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances, which restricted portion amounted to approximately $4,364,000 at December 31, 2007.

NOTE 13 - INCOME TAXES

Xinsheng is subject to a PRC 25% standard enterprise income tax. However, due to its agricultural industry status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Xinsheng two annual exemptions from this tax. The first exemption was granted for the year ended August 31, 2006 and the second exemption was granted and adjusted to the year ended December 31, 2007. Xinsheng is applying for another annual income tax exemption for the year ending December 31, 2008.

At December 31, 2007, the Company had an unrecognized deferred United States income tax liability relating to undistributed earnings of Xinsheng. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

The Company did not have any significant temporary differences relating to deferred tax liabilities as of December 31, 2007.

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income (loss) before income taxes. Reconciliations follow:

	Year Ended December 31,
	2007	2006
Expected tax at 35%	$383,724	$319,499
Tax effect of unutilized losses of China Agri and Meixin	135,664	-
Effect of PRC income tax exemption granted to Xinsheng	(349,431)	(301,241)
Permanent difference relating to Xinsheng's earnings to be permanently invested in operations outside the United States	(169,957)	(18,258)
Actual provision for income taxes	$-	$-

CHINA AGRI-BUSINESS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SEGMENT INFORMATION

The Company operates in one industry segment - the manufacturing and sale of agricultural enhancement products. Substantially all of the Company’s identifiable assets at December 31, 2007 and December 31, 2006 were located in the PRC. Net sales for the periods presented were all derived from PRC customers.

NOTE 15 - CORPORATE FINANCE ADVISORY SERVICES AGREEMENTS

On September 3, 2005, Xinsheng executed a Corporate Finance Advisory Services Agreement (the “Xinsheng Advisory Agreement”) with Friedland. The agreement provided that Friedland would provide certain corporate finance advisory services to Xinsheng designed to result in Xinsheng’s shares (or a successor entity’s shares) becoming publicly-traded in the United States. As consideration for these services, Xinsheng paid Friedland a total of $211,678 ($86,772 in 2005 and $124,906 in 2007)

On March 16, 2006, as described in Note 1, China Agri also executed a Corporate Finance Advisory Services Agreement (the “China Agri Advisory Agreement”) with Friedland. Under this agreement, China Agri paid Friedland $98,610 in 2007 which was due upon the establishment of a trading market in the United States for China Agri’s shares of common stock (which occurred October 17, 2007).

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Lease Agreements

Xinsheng leases its office space (approximately 7300 square feet) at an annual rent of 366,390 RMB ($50,228 translated at the December 31, 2007 exchange rate) under a lease with a three year term expiring March 31, 2008.

Xinsheng leases its operating space (approximately 2600 square feet) at an annual rent of 38,500 RMB ($5,278 translated at the December 31, 2007 exchange rate) under a lease expiring March 31, 2010.

China Agri utilizes office space provided by one of its directors at no cost.

For the year ended December 31, 2007 and 2006, rental expenses for all operating leases amounted to $65,382 and $60,672, respectively.

CHINA AGRI-BUSINESS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

At December 31, 2007, future minimum rental commitments under all non-cancelable operating leases are:

Year ending December 31,

2008	$17,367
2009	5,140
2010	1,285
Total	$23,792

PRC Risks

Substantially all of the Company’s business operations are conducted in the PRC and governed by PRC laws and regulations. Meixin and Xinsheng are generally subject to laws and regulations applicable to foreign investments and foreign-owned enterprises. Because these laws and regulations are relatively new, the interpretation and enforcement of these laws and regulations involve uncertainties.

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

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Moen and Company, LLP (“MC”) resigned as our independent auditors on July 21, 2006, due to the retirement of the principal of MC. On January 18, 2007, we engaged Michael T. Studer CPA P.C. ("Studer") as our independent auditor. This change of our independent auditor was approved by our Board of Directors. We are unaware of any past disagreements between us and MC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of MC, would have caused MC to make reference to the subject matter of the disagreements for the financial statements they audited. During the Company's two most recent fiscal years and any subsequent interim period prior to the engagement of Studer, neither the Company nor anyone on the Company's behalf consulted with Studer regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement or a reportable event.

Item 8A.  Controls and Procedures.

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls over Financial Reporting

The Company’s chief executive officer and the Company’s chief financial officer have concluded that there were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

c. Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

Item 8B. Other Information.

We do not have any information required to be disclosed in a report on Form 8-K during the fourth quarter of 2007 that was not reported.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons And Corporate Governance; Compliance With Section 16(a) Of The Exchange Act.

The following are our officers and directors as of the date hereof. Some of our officers and directors are residents of the PRC and, therefore, it may be difficult for investors to effect service of process within the U.S. upon them or to enforce judgments against them obtained from the U.S. courts.

Directors and Executive Officers of China Agri:

NAME	POSITION	AGE
Liping Deng	Director, Chief Executive Officer and President	36
Limin Deng	Chairman of Board of Directors	45
Xiaolong Zhou	Chief Financial Officer	56
Jianhua Wang	Secretary	54
Michael Segal	Director	65

Directors and Executive Officers of WOFE:

NAME	POSITION	AGE
Liping Deng	Chairman of Board of Directors	36
Limin Deng	Vice-Chairman of Board of Directors	45
Zhengfeng Guo	Director	38

Directors and Executive Officers of Xinsheng:

NAME	POSITION	AGE
Liping Deng	Director, and President	35
Limin Deng	Chairman of Board of Directors	44
Yuqin Mao	Director and Chief Financial Officer	58
Jianhua Wang	Director and Administrative Department Head	53
Xiucheng Wang	Director and Vice President	57
Ruixin Zhang	Director and Vice President	48

Mr. Liping Deng was appointed as our Director, President and Chief Executive Officer on June 26, 2006. He has been a Director and President of Xinsheng since 2002 and Chairman of Board of Directors of WOFE since March 2006. Prior to joining us, Mr. Deng served as a senior manager at Xianyang Tong Lida Electronic Communication Co., Ltd. from 1996 to 1998. Prior to that, Mr. Deng served as President of the Worker's Union in Xianyang Pottery Factory from 1991 to 1995. Mr.Deng obtained a technical secondary school degree from Xi'an Construction Company Pottery Technology School. Mr. Liping Deng is the brother of Mr. Limin Deng.

Mr. Limin Deng was appointed as our Director on June 26, 2006. He founded Xinsheng in 2002 and served as Chairman of Xinsheng since that time. Mr. Deng is the Vice Chairman of the Board of Directors of WOFE. Prior to joining us, he served as a security manager in the Xi'An Electronic Technology University for six years. He founded Shaanxi Xinsheng Weiye Technology Development Co., Ltd. in 2001, which has been liquidated. He obtained a junior college degree in Economic Management from the Continuous Education College of Xi'an Electronic Technology University. Mr. Limin Deng is the brother of Mr. Liping Deng.

Mr. Xiaolong Zhou was appointed as our Chief Financial Officer in April 1, 2007. He had been a senior accountant in Liss Okou Goldstein Okun and Tancer CPA'S P.C. in Great Neck, New York for the prior nine years. He is a certified public accountant, registered in the state of New York, a member of American Institute of Certified Public Accountants, and a member of New York State Society of Certified Public Accountants. Mr. Zhou obtained an M.B.A. in accountancy degree from Baruch College of CUNY and an M.A. in economics degree from City College of CUNY. He obtained a B.A. in economics degree from Fudan University, Shanghai, China.

Mr. Jianhua Wang was appointed as our Secretary on June 26, 2006. Mr. Wang served as a director and General Administrative Officer for Xinsheng since March 2005. Mr. Wang served as the head of an office of the Technology Zone of the Xi'an Electronic Technology University from 2002 to 2005. Prior to that, he served as the head of a department of Xi'an Electronic Technology University from 2001 to 2002. He obtained a B.A. degree from North Western University in the PRC.

Mr. Michael Segal was appointed as our Director on June 8, 2006. Since 2001, Mr. Segal has been President of Segal Cirone Services Inc., a financial consulting company that advises institutions, banks and high net worth individuals. He currently is a Principal, Options Compliance Principal and Branch Office Manager of Whitaker Securities LLC, a member of the Financial Industry Regulatory Authority (FINRA) since October 23, 2006. Prior to that, Mr. Segal had served in the following capacities: as President of Alexander Westcott & Co., Inc., a Broker/Dealer registered with NASD and Secretary of the board of directors of its parent company, the Financial Commerce Network Inc., a public company; President of Lamborn Securities Inc. a Broker/Dealer registered with NASD; Branch Manager of Geldermann Securities Inc.; President of Greentree Commodities; a Branch Manager at REFCO, Inc.; a Senior Vice President at Shearson American Express, and; a Branch Manager at Investors Overseas Services (Bangkok, Thailand). He is also individually registered as an Introducing Broker with the Commodity Futures Trading Commission and a member of the National Futures Association and a founding member of the Managed Funds Association. Mr. Segal received a B.B.A. in marketing and economics from the University of Miami, (Coral Gables)Florida. Mr. Segal sits on the board of directors of the following privately held companies: BioStar Pharmaceuticals Inc.; China Power and Equipment Company Inc.; Jiali Pharmaceuticals Inc.; Asia Nutracueticals Consulting Co. Ltd.; China America Holdings LLC,; and Kerry Pharmaceuticals Inc.

Ms. Yuqin Mao was appointed as the Chief Financial Officer of Xinsheng since 2001. She is also a director of Xinsheng. Prior to 2001, she worked as manager of the financial department for Shaanxi Xidenghui Technology Industrial Joint Stock Company from 1999 to 2001 and an accountant for Shaanxi Weinan District Financial Bureau from 1998 to 1999. She had served as our Chief Financial Officer from November 2006 to March 2007. Ms. Mao received training in accounting at the Shaanxi Weinan District Financial Bureau from 1970 to 1971.

Mr. Zhengfeng Guo was appointed as a director of WOFE in Nov 2007. Prior to that, he was industry supervisor of Shaanxi Xinsheng Centennial Agriculture & Technology Co., Ltd. in the PRC from 2001 to 2007. He obtained his bachelor degree in marketing management from Shaanxi Finance & Economics college in the PRC.

Mr. Xiucheng Wang was appointed as a director and Vice President of Xinsheng in 2003. Prior to that he was an Assistant to the President of Xi'an Kunlun Group Company from 2001 to 2003. He obtained his bachelor degree from Central Political Institute in the PRC.

Mr. Ruixin Zhang was appointed as a director and Vice President of Xinsheng in 2003. Prior to that, he served as Executive Vice President of Hebei Lang Green Packaging Co., Ltd. from 2001 to 2003. Mr. Zhang obtained his bachelor degree in Regional Economics and Geographical Management from Shaanxi Normal University in China.

According to our By-laws, the term of our directors is from the date of their appointment or election until the next annual meeting of shareholders or until his or her successor shall have been elected and qualified. The terms for our principal executive officers are one year, and they serve at the discretion of our board of directors.

Audit Committee Financial Expert

Our board of directors currently acts as our audit committee. We have not yet appointed or nominated for election a director who qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934 (the "Exchange Act"). Our board of directors is in the process of searching for a suitable candidate for this position.

Family Relationships

Mr. Limin Deng and Mr. Liping Deng are brothers.

Involvement in Certain Legal Proceedings.

None of our officers or directors have, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

Compliance with Section 16(a) of the Exchange Act

Our executive officers and directors are not subject to the filing requirements imposed by Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

We have not yet adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. We intend on adopting a Code of Ethics which applies to our chief executive officer and our senior financial officers in the near future.

Item 10.  Executive Compensation.

The following table sets forth all compensation for the most recent two fiscal years awarded to, or earned by, our Chief Executive Officer and all other executive officers serving as such at the end of fiscal year ended December 31, 2007 whose salary and bonus exceeded $100,000 for the year ended December 31, 2007 or who, as of December 31, 2007, was being paid a salary at a rate of at least $100,000 per year.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Liping Deng Chief Executive Officer (1)	2007	5,260	--	--	--	--	--	--	5,260
	2006	3,994	--	--	--	--	--	--	3,994

Footnotes:

(1) Mr. Liping Deng was appointed our President and CEO on June 8, 2006. Prior to that time, he was the President of Xinsheng.

Compensation Discussion and Analysis

The Company has three executive officers, Mr. Liping Deng, Mr. Xiaolong Zhou and Mr. Jianhua Wang. The Board of Directors serves as the Company's compensation committee.

The Board of Directors' goal in determining compensation levels is to adequately reward the efforts and achievements of executive officers for the management of the Company. The Company has no pension plan, stock option plan, non-equity incentive plan or deferred compensation arrangement. The Company has not used a compensation consultant in any capacity, but believes that its executive officer compensation package is comparable to similar businesses in its location of its operations.

None of the executive officers has an employment agreement with the Company, except Mr. Xiaolong Zhou, our CFO. We entered into a preliminary employment agreement with Mr. Zhou on April 1, 2007. Pursuant to the preliminary employment agreement, Mr. Zhou assumed the position of CFO for an initial period of one year at an annual compensation of $45,000.

In the absence of such employment agreements, the PRC Labor Laws provide for employment related terms such as the term of employment, the provision of labor-related insurance, termination for cause, termination on 30 days' notice and termination without notice and the labor-related benefits.

Director Compensation

The following table sets forth compensation paid to each named director during the year end December 31, 2007.

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Limin Deng	7,140	--	--	--	--	--	7,140

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2008 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our officers and directors; and
●	all our officers and directors as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this prospectus are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. Applicable percentage ownership is based upon 12,958,574 shares of common stock outstanding as of March 24, 2008.

Unless otherwise indicated, the address of each individual named below is c/o China Agri-Business, Inc., Finance Plaza, 9th Floor, Hi-tech Road No. 42, Hi-tech Industrial Development Zone Xi'an, Shaanxi, CHINA 710068.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Michael Segal 11 East 86th Street New York, New York 10028	63,074	0.5%
Liping Deng	1,851,148	14.3
Liming Deng	--	--
Xialong Zhou	--	--
All Directors and Executive Officers as a group (4 persons)	1,914,222	14.8%
Trustees for Xinsheng Shareholders (2)	9,099,749	70.2

Footnotes:

(1) Reflects the ownership of our equity securities after a 2.032-for-1 forward split of our common stock during the fourth quarter of 2006.

(2) The trustees for the trust holding these shares are: Zhihong Yang, Xiaoying Lin, Dongdong Ding, Fei Zhao and Junsheng Meng. The trustees are individuals and are not affiliated with any bank or trust company.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Michael Segal is an independent director as that term is defined in the applicable rules and regulations of the Nasdaq Stock Market.

Item 13.  Exhibits.

EXHIBIT INDEX
Exhibit No.	Description
1.1	Underwriting Agreement between the Company and Spencer Edwards, Inc. (1)
3.1.1	Articles of Incorporation (2)
3.1.1	Amended Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Specimen Common Stock Certificate (2)
4.1	Form of $1.50 Unit Warrant (2)
4.2	Form of $2.00 Unit Warrant (2)
9.1	Stock Purchase Agreement between China Agri-Business, Inc. and Xinsheng Shareholders dated April 22, 2006 (2)
9.2	Management Agreement between Xinsheng and WOFE dated April 18, 2006 (2)
9.3	Voting Trust and Escrow Agreement with Xinsheng Shareholders and their trustee dated April 22, 2006 (2)
10.1	Form of Escrow Agreement (3)
10.2	Corporate Finance Advisory Services Agreement between the Company and Friedland Corporate Investor Services LLC dated March 16, 2006 and its addendum dated March 17, 2007. (4)
21.1	List of Subsidiaries (2)
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.*
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1) Previously filed as an exhibit to the Company's amendment No. 1 to the registration statement on Form SB-2 (File No. 333-140118), as filed with the SEC on April 2, 2007.

(2) Previously filed as an exhibit to the Company's registration statement on Form SB-2 (File No. 333-140118), as filed with the SEC on January 19, 2007.

(3) Previously filed as an exhibit to the Company's registration statement amendment No. 3 on Form SB-2 (File No. 333-140118), as filed with the SEC on June 7, 2007.

(4) Previously filed as an exhibit to the Company's registration statement amendment No. 5 on Form SB-2 (File No. 333-140118), as filed with the SEC on July 11, 2007.

* Filed herewith.

Item 14.  Principal Accountant Fees and Services.

The following table sets forth the fees accrued or paid to the Company's independent registered public accounting firm during fiscal years 2007 and 2006. The Company’s financial statements for the years 2007 and 2006 were audited by Michael T. Studer, CPA, P.C.
Audit and Non-Audit Fees

	2007	2006
Audit Fees (1)	$64,400	$73,300
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

Total	$64,400	$73,300

(1) Audit fees relate to professional services rendered in connection with the audits of the Company's annual financial statements and quarterly reviews of financial statements included in the Company's Forms 10-QSB, and audit services provided in connection with other statutory and regulatory filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-KSB Annual Report to be signed on its behalf by the undersigned on March 28, 2008, thereunto duly authorized.

CHINA AGRI-BUSINESS, INC.

/s/ Liping Deng
Liping Deng
President, Chief Executive Officer, Director (Principal Executive Officer)

/s/ Xiaolong Zhou
Xiaolong Zhou
Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Form 10-KSB Annual Report has been signed by the following persons in the capacities and on the dates indicated.

	Position	Date

/s/ Liping Deng	President, Chief Executive Officer, Director	March 28, 2008
Liping Deng

/s/ Xiaolong Zhou	Chief Financial Officer	March 28, 2008
Xiaolong Zhou

/s/ Michael Segal	Director	March 28, 2008
Michael Segal

/s/ Limin Deng	Director	March 28, 2008
Limin Deng