Form 10-Q
period 2008-03-31
China Agri-Business, Inc.
filed 2008-05-14
CIK 1378270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-140118

China Agri-Business, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-3912942
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

In the People’s Republic of China:
Finance Plaza, 9th Floor, Hi-Tech Road No. 42, Hi-Tech Industrial Development Zone, Xi-An, China 710068
In the United States:
11 East 86th Street, New York, New York 10028
(Address of principal executive offices)

In the United States: (212) 348-5600
In the People’s Republic of China: (86) 29-88222938
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,658,574 shares as of May 13, 2008.

FORWARD-LOOKING STATEMENTS

When used in this report, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe”, and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. We believe that it is important to communicate our future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed above in the section captioned "Risk Factors", as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from expectations discussed herein.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

China Agri-Business, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$6,376,366	$5,984,448
Accounts receivable, net of allowance for doubtful
accounts of $8,557 and $23,991, respectively	33,656	65,118
Inventory	77,616	60,582
Other receivables	7,131	6,855
Prepaid expenses	2,401	5,735
Total Current Assets	6,497,170	6,122,738
Property, plant and equipment, net	273,961	276,000
Investment in Tienwe Technology	855,660	822,540
Intangible assets, net	71,733	73,554
Total Assets	$7,698,524	$7,294,832

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$160,999	$166,200
Total Current Liabilities	160,999	166,200

Stockholders' Equity
Undesignated preferred stock, par value $.001 per share; authorized
4,900,000 shares; none issued	-	-
Common stock par value $.001 per share; authorized 100,000,000 shares,
issued and outstanding 12,958,574 and 12,958,574 shares, respectively (Includes 300,000 shares being issued pursuant to the automatic conversion of series A preferred stock in October 2007. See Note 7).	12,959	12,959
Additional paid-in capital	4,150,636	4,150,636
Retained earnings	2,425,201	2,308,873
Accumulated other comprehensive income	948,729	656,164
Total stockholders' equity	7,537,525	7,128,632
Total Liabilities and Stockholders' Equity	$7,698,524	$7,294,832

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Sales of products	$339,444	$564,430
Cost of goods sold	103,591	179,656
Gross profit	235,853	384,774

Selling, general and administrative expenses	124,434	183,309
Income from operations	111,419	201,465
Interest income	4,909	1,037
Income before income taxes	116,328	202,502
Income taxes	-	-
Net income	$116,328	$202,502

Earnings per common share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Weighted average number of common shares
used to compute earnings per common share:
Basic	12,958,574	12,278,774
Diluted	12,958,574	12,578,774

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Consolidated Statements of Stockholders' Equity

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total

Balance, December 31, 2006	12,278,774	$12,279	$3,629,709	$1,449,991	$232,272	$5,324,251
Sales of Units in public offering	379,800	380	379,420	-	-	379,800
Costs relating to the public offering	-	-	(158,193)	-	-	(158,193)
Conversion of Series A preferred stock	300,000	300	99,700	-	-	100,000
Deemed dividend relating to beneficial conversion feature
of Series A preferred stock	-	-	200,000	(200,000)	-	-
Net income for the year ended December 31, 2007	-	-	-	1,058,882	-	1,058,882
Foreign currency translation adjustment	-	-	-	-	423,892	423,892
Balance, December 31, 2007	12,958,574	12,959	4,150,636	2,308,873	656,164	7,128,632
Unaudited:
Net income for the three months ended March 31, 2008	-	-	-	116,328	-	116,328
Foreign currency translation adjustment	-	-	-	-	292,565	292,565
Balance, March 31, 2008	12,958,574	$12,959	$4,150,636	$2,425,201	$948,729	$7,537,525

The accompanying notes are an integral part of these financial statements.

China Agri-Business, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Operating activities
Net income	$116,328	$202,502
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation of property, plant and equipment	12,881	10,108
Amortization of intangible assets	4,684	359
Changes in operating assets and liabilities:
Accounts receivable, net	31,462	(19,890)
Other receivables	(276)	4,736
Inventory	(17,034)	(10,333)
Prepaid expenses	3,334	20,453
Accounts payable and accrued liabilities	(5,201)	(3,776)
Net cash provided by operating activities	146,178	204,159
Investing activities
Loans receivable collections	-	296,773
Property, plant and equipment additions	-	(10,457)
Net cash provided by investing activities	-	286,316

Effect of exchange rate changes on cash and cash equivalents	245,740	44,666

Increase in cash and cash equivalents	391,918	535,141

Cash and cash equivalents, beginning of period	5,984,448	3,785,535

Cash and cash equivalents, end of period	$6,376,366	$4,320,676

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

On March 16, 2006, China Agri executed a Corporate Finance Advisory Services Agreement (the “China Agri Advisory Agreement”) with Friedland Corporate Investor Services LLC (“Friedland”). The China Agri Advisory Agreement provided that Friedland would assist China Agri in forming a Wholly-Owned Foreign Enterprise (“Meixin”) under the laws of the People’s Republic of China (the “PRC”), in acquiring control of a PRC business enterprise, and in becoming publicly traded in the United States. As consideration for these services, China Agri issued 1,327,877 shares of China Agri common stock to 7 Friedland designees (including 10,000 shares to the then sole director of China Agri) and paid Friedland 750,000 PRC Renminbi (“RMB”) (or $98,610 translated at the year 2007 average exchange rate) upon the establishment of a trading market in the United States for China Agri’s shares of common stock.

On March 24, 2006, China Agri formed Mei Xin Agri Technology (Shaanxi) Co., Ltd. (“Meixin”). Meixin is a wholly-owned subsidiary of China Agri and a limited liability company organized under the laws of PRC. Pursuant to measures passed by the stockholders of Shaanxi Xin Sheng Centennial Agriculture and Technology Co., Ltd. (“Xinsheng”), a corporation formed under the laws of the PRC on April 22, 2002, on April 10, 2006, a Management Entrustment Agreement dated April 18, 2006 between Meixin and Xinsheng, and a Stock Purchase Agreement dated April 22, 2006 between China Agri and Xinsheng (collectively, the “Transaction”), Meixin acquired management control of Xinsheng, in the same manner as if it were a wholly owned subsidiary under PRC law, and China Agri issued 10,950,897 shares of China Agri common stock, representing approximately 89% of the 12,278,774 shares of China Agri common stock outstanding after the Transaction, to a trustee of a trust for the benefit of the Xinsheng stockholders. The Transaction has been accounted for as a “reverse merger”, since the stockholders of Xinsheng owned a majority of China Agri’s common stock immediately following the Transaction. Xinsheng is deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Transaction are those of Xinsheng and are recorded at the historical cost basis of Xinsheng, and the consolidated financial statements after completion of the Transaction include the assets and liabilities of China Agri, Meixin, and Xinsheng (collectively, the “Company”), historical operations of Xinsheng, and operations of China Agri and Meixin from the date of the Transaction.

Xinsheng’s primary activities are the manufacture, marketing and sale of organic and environmentally friendly “Green” agricultural enhancement products in China.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the periods ended March, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2007 included in our Form 10 -KSB filed on March 28, 2008.

NOTE 3 - INVENTORY

Inventory consists of:	March 31,	December 31,
	2008	2007
	(Unaudited)
Raw materials	$69,146	$52,953
Finished goods	5,111	5,342
Other	3,359	2,287

Total inventory	$77,616	$60,582

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Building	$19,167	$18,425
Transportation equipment	281,996	271,081
Manufacturing equipment and machinery	128,782	123,798
Office and computer equipment	17,111	16,448
	447,056	429,752
Less accumulated depreciation	(173,095)	(153,752)
Property, plant and equipment, net	$273,961	$276,000

Depreciation expense was $12,881 and $10,108 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 5 - INVESTMENT IN TIENWE TECHNOLOGY INC.

On July 29, 2005, Xinsheng acquired a 13.95% equity interest in Tienwe Technology Inc. (“Tienwe”), a PRC company, for 6,000,000 RMB ($855,600 and $822,540 translated at the March 31, 2008 and December 31, 2007 exchange rate, respectively). The investment is carried at cost. Tienwe shares are not quoted or traded on any securities exchange or in any recognized over-the-counter market; accordingly, it is not practicable to estimate the fair value of the investment. Tienwe sells aerospace products to military industry customers.

NOTE 6 - INTANGIBLE ASSETS, NET

Intangible assets, net consist of:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Product rights	$87,705	$84,310
Patent	14,261	13,709
Trademark	1,617	1,555
Total	103,583	99,574

Less accumulated amortization	31,850	26,020

Intangible assets, net	$71,733	$73,554

NOTE 6 - INTANGIBLE ASSETS, NET (Continued)

The product rights were acquired by Xinsheng in December 2006 from an unrelated third party and relate to six registered fertilizer products.

The patent was acquired by Xinsheng in 2002 from three related parties (one of the parties was an officer, director and significant stockholder of the Company at the time of the exchange) in exchange for a total of 16.67% of the issued and outstanding shares of Xinsheng common stock. The patent (and contributed capital) at the date of the exchange on April 22, 2002 has been reflected at the transferors’ cost. The patent is for Zero-tillage Fertilizing Equipment (PRC Patent Number 330398), which is a type of seeding machine, the use of which reduces soil erosion.

Estimated amortization expense for each of the Company’s succeeding years ending March 31, 2009, 2010, 2011 and 2012 is $19,129, $19,129, $19,129 and $14,346, respectively.

NOTE 7 - REDEEMABLE SERIES A PREFERRED STOCK

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

Each share of Series A Stock was automatically convertible into shares of the Company’s common stock at a conversion price of one-third of the price per share of the common stock paid for by the purchasers of common stock in a Public Offering pursuant to a registration statement under the Securities Act of 1933, as amended (the “Act”). The number of shares of common stock issuable upon one share of Series A Stock in such event was the quotient obtained by dividing $10 by the conversion price.

NOTE 7 - REDEEMABLE SERIES A PREFERRED STOCK (Continued)

Upon completion of the sale of common stock for $1.00 per share pursuant to the public offering which closed on October 11, 2007 (see note 8), each outstanding share of Series A Stock automatically converted into 30 shares of common stock (300,000 shares of common stock total). The Company recorded as a dividend and as an increase in additional paid-in capital, the intrinsic value of the beneficial conversion feature (the “BCF”). The intrinsic value of the BCF was the difference between the $300,000 fair value of the common stock issued upon conversion and the $100,000 proceeds received, or $200,000.

NOTE 8 - PUBLIC OFFERING

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

NOTE 9 - WARRANTS

The Company has issued warrants (exercisable into shares of common stock) to investors and the Underwriter as part of its sale of Series A preferred stock and as part of its public offering. Changes in the warrants outstanding are as follows:

	Three Months Ended March 31, 2008	Year Ended December 31, 2007
	(Unaudited)

Outstanding at beginning of period	807,580	10,000
Warrants issued	-	797,580
Warrants exercised	-	-
Warrants expired	-	-
Outstanding at end of period	807,580	807,580

Exercisable at end of period	807,580	807,580

Warrants outstanding at March 31, 2008 consist of:

Date Issued	Expiration Date	Number of Warrants	Weighted Average Exercise Price
May 31, 2006	May 31, 2009	10,000	$1.50
October 11, 2007	October 10, 2010	379,800	1.50
October 11, 2007	October 10, 2010	379,800	2.00
October 11, 2007	October 10, 2010	37,980	1.00
Total		807,580	$1.71

NOTE 10 - RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Xinsheng only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payments of dividends as a reserve fund. As a result of these PRC laws and regulations Xinsheng is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances, which restricted portion amounted to approximately $4,120,000 and $4,105,000 at March 31, 2008 and December 31, 2007, respectively.

NOTE 11 - INCOME TAXES

Xinsheng is subject to a PRC 25% standard enterprise income tax. However, due to its agricultural industry status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Xinsheng three annual exemptions from this tax. The first exemption was granted for the year ended August 31, 2006, the second exemption was granted and adjusted to the year ended December 31, 2007, and the third exemption was granted for the year ending December 31, 2008.

At March 31, 2008 and December 31, 2007, the Company had an unrecognized deferred United States income tax liability relating to undistributed earnings of Xinsheng. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

The Company did not have any significant temporary differences relating to deferred tax liabilities as of March 31, 2008 and December 31, 2007.

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income (loss) before income taxes. Reconciliations follow:

	Three Months Ended
	March 31,	March 31,
	2008	2007
Expected tax at 35%	$40,715	$70,876
Tax effect of unutilized losses of China Agri and Meixin	13,341	-
Effect of PRC income tax exemption granted to Xinsheng	(38,611)	(66,826)
Permanent difference relating to Xinsheng's earnings
to be permanently invested in operations outside the United States	(15,445)	(4,050)
Actual provision for income taxes	$-	$-

NOTE 12 - SEGMENT INFORMATION

The Company operates in one industry segment - the manufacturing and sale of agricultural enhancement products. Substantially all of the Company’s identifiable assets at March 31, 2008 and December 31, 2007 were located in the PRC. Net sales for the periods presented were all derived from PRC customers.

NOTE 13 - CORPORATE FINANCE ADVISORY SERVICES AGREEMENTS

On September 3, 2005, Xinsheng executed a Corporate Finance Advisory Services Agreement (the “Xinsheng Advisory Agreement”) with Friedland. The agreement provided that Friedland would provide certain corporate finance advisory services to Xinsheng designed to result in Xinsheng’s shares (or a successor entity’s shares) becoming publicly-traded in the United States. As consideration for these services, Xinsheng paid Friedland a total of $211,678 ($86,772 in 2005 and $124,906 in 2007)

On March 16, 2006, as described in Note 1, China Agri also executed a Corporate Finance Advisory Services Agreement (the “China Agri Advisory Agreement”) with Friedland. Under this agreement, China Agri paid Friedland $98,610 in 2007 which was due upon the establishment of a trading market in the United States for China Agri’s shares of common stock (which occurred October 17, 2007). In addition, China Agri issued 1,327,877 shares of China Agri common stock to 7 Friedland designees (including 10,000 shares to the then sole director of China Agri).

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Lease Agreements

Xinsheng leases its office space (approximately 7300 square feet) at an annual rent of 366,390 RMB ($52,250 translated at the March 31, 2008 exchange rate) under a lease with a three year term expiring March 31, 2011.

Xinsheng leases its operating space (approximately 2600 square feet) at an annual rent of 38,500 RMB ($5,490 translated at the March 31, 2008 exchange rate) under a lease expiring March 31, 2010.

China Agri utilizes office space provided by one of its directors at no cost.

For the three months ended March 31, 2008 and 2007, rental expenses for all operating leases amounted to $15,896 and $17,007, respectively.

At March 31, 2008, future minimum rental commitments under all non-cancelable operating leases are:

Year ending March 31,

2009	$57,740
2010	57,740
2011	52,250
Total	$167,730

NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

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

Item 1A. Risk Factors.

Investors should carefully consider the risks described below, as well as the other information in this report, when evaluating our business and future prospects. Should any of the following risks actually occur, our business,   financial condition and results of operations could be seriously harmed. In that   event, the market price of our common stock could decline and investors could lose   all or a portion of the value of their investment in our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also adversely affect us.

RISKS RELATED TO OUR BUSINESS:

WE OPERATE IN A HIGHLY-COMPETITIVE INDUSTRY AND OUR FAILURE TO COMPETE EFFECTIVELY MAY ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUE.

We are principally engaged in the manufacture and marketing of organic biochemical agricultural application products and we face competition from numerous other companies. Many of our competitors are better capitalized and more experienced with a larger customer base and have deeper ties in the People’s Republic of China (the “PRC”) marketplace. We may be unsuccessful in our attempts to compete, which would have a material adverse impact on our business and financial condition.

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

WE MAY NOT BE ABLE TO EFFECTIVELY CONTROL AND MANAGE OUR PLANNED GROWTH.

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

OUR FINANCIAL RESULTS ARE SUBJECT TO SEVERE WEATHER CONDITIONS AND OTHER NATURAL CATASTROPHES IN CHINA.

Our products are used for agricultural purposes, and accordingly our business is exposed to the risk of severe weather conditions and other natural catastrophes in China. Natural catastrophes may include hail storms, floods, droughts, windstorms, earthquakes, fires, insect infestations and other events, each of which tends to be unpredictable. Cold weather and other unusual weather conditions, particularly during or prior to the spring plowing season, can significantly affect the purchasing decisions of the Company’s customers, and can have a dramatic effect on our financial results.

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

In July, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. Dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 13.5% appreciation of the RMB against the U.S. Dollar as of December 31, 2007. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. Dollar.

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

LACK OF BANK DEPOSIT INSURANCE PUTS OUR FUNDS AT RISK OF LOSS FROM BANK FORECLOSURE OR INSOLVENCIES.

China Agri-Business maintains certain bank accounts in China that are not insured and are not protected by FDIC insurance or other insurance. As of March 31, 2008, China Agri-Business held approximately $6,300,000 in bank accounts in China. If a Chinese bank holding our funds experienced insolvency, it may not permit us to withdraw our funds which would result in a loss of such funds and reduction of our net assets.

RISKS RELATED TO OUR STOCK:

MARKET VOLATILITY AND OTHER DEVELOPMENTS MAY AFFECT OUR STOCK PRICE.

The market prices for securities of companies with business activities in the PRC in general have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	Innovations or new products by our competitors;
•	Severe weather or other natural catastrophes in the PRC;
•	Regulatory developments in the PRC or actions taken by PRC regulatory agencies with respect to our products, manufacturing process or sales and marketing activities;
•	Regulatory developments in the United States with respect to securities of companies with business activities in the PRC;
•	The success of our research and development efforts;
•	Any intellectual property infringement action, or any other litigation, involving us;
•	Actual or anticipated fluctuations in our operating results;
•	Our ability to remain quoted on the OTCBB;
•	Sales of large blocks of our common stock;
•	Sales of our common stock by our executive officers, directors and significant stockholders; and
•	The loss of any of our key personnel.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED  FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS  DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER  MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A  RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND  UNCERTAINTIES DISCUSSED UNDER THE HEADING “ RISK FACTORS” IN THIS  FORM 10-Q AND IN OUR OTHER FILINGS WITH THE SEC. SEE “CAUTIONARY  STATEMENT REGARDING FORWARD-LOOKING STATEMENTS .”

Overview

China Agri-Business, Inc. (“China Agri,” “we,” “us,” or the “Company”) was incorporated in the State of Maryland on December 7, 2005. On March 24, 2006, we formed a wholly-owned subsidiary under the laws of China, registered in the city of Xi’an, called Mei Xin Agri Technology (Shaanxi) Co., Ltd. (“Meixin”). On April 18, 2006, Meixin signed a “Management Entrustment Agreement” with Shaanxi Xin Sheng Centennial Agricultural and Technology Co., Ltd. (“Xinsheng”), a company organized under the laws of China that manufactures organic agricultural chemistry products in China. Under that agreement, Meixin acquired management control of Xinsheng, to the same effect as if Xinsheng were a wholly owned subsidiary of Meixin under Chinese law. Consequently, Xinsheng is our operating company in China.

In consideration of Xinsheng’s entry into the Management Entrustment Agreement, we issued to the shareholders of Xinsheng an aggregate of 5,389,221 shares of our common stock, which were converted into 10,950,897 shares, or 89% of our total outstanding common stock, after a 2.032-for-1 forward stock split in October 2006. Those shares are held by trustees on behalf of the shareholders of Xinsheng. Because the transaction resulted in Xinsheng shareholders owning a majority of China Agri’s common stock, the transaction was accounted for as a “reverse merger” for financial reporting purposes, with Xinsheng being deemed the acquirer and continuing entity.

Xinsheng develops, manufactures and markets organic agricultural chemistry products used for farming in the PRC. These products have been shown to contain no toxins and to have no adverse effects on the environment, and are suitable for use in farming without harsh chemical fertilizers or pesticides and the production of crops considered to be “all-natural,” “organic,” or “green.” Crops grown with our products may qualify for the “AA green food” rating in China. It has been demonstrated that by using our products, farmers can increase agricultural output and effectively reduce costs.

Effect of May 12, 2008 Earthquake in China

Our operating subsidiary Xinsheng is located in the city of Xi’an in the Shaanxi province of China. The epicenter of the earthquake occurred in the Sichuan province, which borders Shaanxi province. Xinsheng has not experienced personnel casualties or serious damage to its facilities as a result of the earthquake. However, due to the widespread devastation caused by the earthquake, it is likely that sales to customers located in areas affected by the earthquake will be impacted. The extent of the impact of the earthquake on our financial results cannot be determined as of the date of this filing.

Results of Operations - Comparison of Three Months Ended March 31, 2008 and 2007

Our business is dependent upon the agricultural industry in China and accordingly is vulnerable to adverse weather conditions. The widely reported snow and sleet weather conditions that existed in China during the end of January and early February of 2008 has had a significant adverse impact on our financial results for the first quarter. We have not yet assessed the anticipated impact of the inclement weather on our financial results for the remainder of the 2008 year. We expect to receive some delayed orders when the spring plowing season begins. In addition, we plan to strengthen our sales efforts during the remainder of year in order to recoup orders that did not materialize during the first quarter of 2008 due to the adverse weather conditions.

	March 31, 2008	March 31, 2007
Sales	$339,444	$564,430
Less: Cost of Goods Sold	103,591	179,656
Gross Profit	$235,853	$384,774
Gross Profit Margin	69.48%	68.17%
Net Income	$116,328	$202,502

Sales

Sales decreased $224,986, or 40% in the first quarter of 2008 as compared to the same quarter of 2007. As indicated above, the decrease in sales was primarily attributable to the snow and sleet weather conditions which existed in China during the end of January and early February. The inclement weather affected the central, eastern and southern parts of China, traditional agricultural areas of China. In addition, the unusually cold weather postponed the beginning of the spring plowing season in China, which typically begins during the month of March. Under normal weather conditions, the beginning of the spring plowing season coincides with an increase in orders for our products.

Cost of goods sold

Consequently, cost of goods sold decreased $76,065, or 42% in the first quarter of 2008 as compared to the first quarter of 2007. Gross margin rate was 69.48% for the quarter ended March 31, 2008, a slight improvement compared to 68.17% for the quarter ended March 31, 2007. The improvement in gross margin rate is primarily attributable to a decrease in the price of certain raw materials. Of the cost of goods sold amount, approximately 65.41% was raw material cost; 26.35% was packing material cost; 4.07% was labor cost; and 4.17% was utilities and other costs. Compared to the same quarter of 2007, the price of certain packing materials increased slightly. This resulted in the percentage of packing material cost included in the cost of goods sold to increase from 21% to 26%. Due to the increase of packing costs, as well as an anticipated increase of labor costs, we anticipate that our gross margins will be adversely affected during the remainder of 2008.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $58,875, or 32%, from $183,309 during the first quarter of 2007 to $124,434 during the first quarter of 2008. The decrease was due primarily to lower professional fees, which were partially offset by a $22,844 increase in selling and marketing expenses.

Net income

Net income for the quarter ended March 31, 2008 was $116,328, representing a 43% decrease compared to net income $202,501 for the comparable quarter of 2007. Net income as a percentage of sales decreased from 36% during the quarter ended March 31, 2007 to 34% during the quarter ended March 31, 2008. The decrease in net income is due primarily to the decrease of sales.

Liquidity and Capital Resources

As of March 31, 2008, approximately 83% of the Company’s assets consist of cash and cash equivalents. As of March 31, 2008, our cash and cash equivalents totaled $6,376,366, an increase of $391,918 compared to the balance of $5,984,448 as of December 31, 2007. Of the cash and cash equivalents amount, 37%, or $146,178, was provided by operating activities. The remaining 63%, or $245,740, was provided by the effect of foreign exchange rate changes.

In July of 2007 we became a reporting company that is subject to the reporting requirements of the Securities Exchange Act of 1934. Accordingly, we are required to file periodic and other reports with the U.S. Securities & Exchange Commission. The costs of being a reporting company in the United States, including but not limited to attorney’s fees, audit and review fees, investor relations and other fees, are expected to have an adverse effect on our cash flows going forward.

We presently do not have any available credit, bank financing or other external sources of liquidity. We believe that our existing cash resources will be sufficient to meet our operating requirements for the foreseeable future. We are seeking additional funding through additional equity and/or debt financings. However, there can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us. Any financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to delay, scale back or discontinue the development of our products and business.

Foreign currency translation

Our functional currency is the Chinese Yuan (“RMB”). As indicated above, the appreciation of RMB against the U.S. dollar has had a positive impact on our overall cash position. However, this trend may not continue in the future.

Tax-exempt status

The local government in the PRC previously waived the income tax liabilities of our PRC subsidiary Xinsheng for two years until August 31, 2007, and extended it to the calendar years ended December 31, 2007 and December 31, 2008. For purposes of comparison, had we lost our tax exempt status during the first quarter of 2008, our cash flow would have been reduced by approximately $39,000 for the quarter.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits and monitoring procedures. The Company establishes an allowance for doubtful accounts based upon age of receivables and other factors. As of March 31, 2008, trade receivables aged between 90 to 120 days were approximately 41% of total trade receivables; no trade receivables were over 121 days. The Company’s policy is to reserve 50% of accounts receivable aged between 90 to 120 days and 100% of accounts receivable aged over 120 days as an allowance for doubtful accounts.

Revenue Recognition and Deferred Income

Sales of products are recorded when title passes to the customer, which is generally at time of shipment. The Company typically does not permit customers to return products.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of March 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls over Financial Reporting

The Company’s chief executive officer and the Company’s chief financial officer have concluded that there were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject. To the best of our knowledge, no such actions against us are contemplated or threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX
Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2008.

CHINA AGRI-BUSINESS, INC.

/s/ Liping Deng
Liping Deng
President, Chief Executive Officer, Director (Principal Executive Officer)

/s/ Xiaolong Zhou
Xiaolong Zhou
Chief Financial Officer (Principal Accounting and Financial Officer)