Form 10-Q
period 2008-06-30
China Agri-Business, Inc.
filed 2008-08-04
CIK 1378270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,958,574 shares as of July 31, 2008.

QUARTERLY REPORT ON FORM 10-Q
OF CHINA AGRI-BUSINESS, INC.
FOR THE PERIOD ENDED JUNE 30, 2008

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

China Agri-Business, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$7,238,608	$5,984,448
Accounts receivable, net of allowance for doubtful
accounts of $9,383 and $23,991, respectively	84,449	65,118
Inventory	65,230	60,582
Other receivables	7,290	6,855
Prepaid expenses	3,894	5,735
Total Current Assets	7,399,471	6,122,738
Property, plant and equipment, net	266,257	276,000
Investment in Tienwe Technology	874,800	822,540
Intangible assets, net	68,448	73,554
Total Assets	$8,608,976	$7,294,832

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$189,244	$166,200
Customer deposits and deferred income	24,494	-
Total Current Liabilities	213,738	166,200

Stockholders' Equity
Undesignated preferred stock, par value $.001 per share; authorized
4,900,000 shares; none issued	-	-
Common stock par value $.001 per share; authorized 100,000,000 shares,
issued and outstanding 12,958,574 and 12,958,574 shares, respectively	12,959	12,959
Additional paid-in capital	4,150,636	4,150,636
Retained earnings	3,102,084	2,308,873
Accumulated other comprehensive income	1,129,559	656,164
Total stockholders' equity	8,395,238	7,128,632
Total Liabilities and Stockholders' Equity	$8,608,976	$7,294,832

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales of products	$1,182,746	$844,473	$1,522,190	$1,408,903
Cost of goods sold	354,986	277,237	458,577	456,893
Gross profit	827,760	567,236	1,063,613	952,010

Selling, general and administrative expenses	157,485	205,599	281,919	388,908
Income from operations	670,275	361,637	781,694	563,102
Interest and other income	6,608	5,038	11,517	6,075
Income before income taxes	676,883	366,675	793,211	569,177
Income taxes	-	-	-	-
Net income	$676,883	$366,675	$793,211	$569,177

Earnings per common share:
Basic	$0.05	$0.03	$0.06	$0.05
Diluted	$0.05	$0.03	$0.06	$0.05

Weighted average number of common shares
used to compute earnings per common share:
Basic	12,958,574	12,278,774	12,958,574	12,278,774
Diluted	12,958,574	12,578,774	12,958,574	12,578,774

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Consolidated Statements of Stockholders' Equity

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total

Balance, December 31, 2006	12,278,774	$12,279	$3,629,709	$1,449,991	$232,272	$5,324,251
Sales of Units in public offering	379,800	380	379,420	-	-	379,800
Costs relating to the public offering	-	-	(158,193)	-	-	(158,193)
Conversion of Series A preferred stock	300,000	300	99,700	-	-	100,000
Deemed dividend relating to beneficial conversion feature
of Series A preferred stock	-	-	200,000	(200,000)	-	-
Net income for the year ended December 31, 2007	-	-	-	1,058,882	-	1,058,882
Foreign currency translation adjustment	-	-	-	-	423,892	423,892
Balance, December 31, 2007	12,958,574	12,959	4,150,636	2,308,873	656,164	7,128,632
Unaudited:
Net income for the six months ended June 30, 2008	-	-	-	793,211	-	793,211
Foreign currency translation adjustment	-	-	-	-	473,395	473,395
Balance, June 30, 2008	12,958,574	$12,959	$4,150,636	$3,102,084	$1,129,559	$8,395,238

The accompanying notes are an integral part of these financial statements.

China Agri-Business, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Operating activities
Net income	$793,211	$569,177
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Bad debt expense	(15,437)	(295)
Depreciation of property, plant and equipment	25,855	21,151
Amortization of intangible assets	9,503	721
Changes in operating assets and liabilities:
Accounts receivable	(4,723)	(11,974)
Other receivables	(435)	4,779
Inventory	(4,648)	17,627
Prepaid expenses	1,841	(39,283)
Accounts payable and accrued liabilities	23,044	35,673
Customer deposits and deferred income	24,494	49,092
Net cash provided by operating activities	852,705	646,668
Investing activities
Loans receivable collections	-	296,704
Property, plant and equipment additions	(4,742)	(16,334)
Net cash provided by (used in) investing activities	(4,742)	280,370

Effect of exchange rate changes on cash and cash equivalents	406,197	119,522

Increase in cash and cash equivalents	1,254,160	1,046,560

Cash and cash equivalents, beginning of period	5,984,448	3,785,535

Cash and cash equivalents, end of period	$7,238,608	$4,832,095

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

On March 24, 2006, China Agri formed Mei Xin Agri Technology (Shaanxi) Co., Ltd. (“Meixin”). Meixin is a wholly-owned subsidiary of China Agri and a limited liability company organized under the laws of PRC. Pursuant to measures passed by the stockholders of Shaanxi Xin Sheng Centennial Agriculture and Technology Co., Ltd. (“Xinsheng”), a corporation formed under the laws of the PRC on April 22, 2002, on April 10, 2006, a Management Entrustment Agreement dated April 18, 2006 between Meixin and Xinsheng, and a Stock Purchase Agreement dated April 22, 2006 between China Agri and Xinsheng (collectively, the “Transaction”), Meixin acquired management control of Xinsheng, in the same manner as if it were a wholly owned subsidiary under PRC law, and China Agri issued 10,950,897 shares of China Agri common stock, representing approximately 89% of the 12,278,774 shares of China Agri common stock outstanding after the Transaction, to a trustee of a trust for the benefit of the Xinsheng stockholders. The Transaction was accounted for as a “reverse merger”, since the stockholders of Xinsheng owned a majority of China Agri’s common stock immediately following the Transaction. Xinsheng was deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Transaction are those of Xinsheng and are recorded at the historical cost basis of Xinsheng, and the consolidated financial statements after completion of the Transaction include the assets and liabilities of China Agri, Meixin, and Xinsheng (collectively, the “Company”), historical operations of Xinsheng, and operations of China Agri and Meixin from the date of the Transaction.

Xinsheng’s primary activities are the manufacture, marketing and sale of organic and environmentally friendly “Green” agricultural enhancement products in China.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2008 and for the periods of three months and six months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows for the periods ended June 30, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period and six month period ended June 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

NOTE 2 - INTERIM FINANCIAL STATEMENTS (Continued)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2007 included in our Form 10 -KSB filed March 28, 2008.

NOTE 3 - INVENTORY

Inventory consists of:	June 30,	December 31,
	2008	2007
	(Unaudited)
Raw materials	$61,436	$52,953
Finished goods	360	5,342
Other	3,434	2,287
Total inventory	$65,230	$60,582

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Building	$19,596	$18,425
Transportation equipment	270,862	271,081
Manufacturing equipment and machinery	130,937	123,798
Office and computer equipment	17,945	16,448
	439,340	429,752
Less accumulated depreciation	173,083	153,752
Property, plant and equipment, net	$266,257	$276,000

Depreciation expense was $12,974 and $12,344 for the three months ended June 30, 2008 and 2007, and $25,855 and $21,151 for the six months ended June 30, 2008 and 2007, respectively.

NOTE 5 - INVESTMENT IN TIENWE TECHNOLOGY INC.

On July 29, 2005, Xinsheng acquired a 13.95% equity interest in Tienwe Technology Inc. (“Tienwe”), a PRC company, for 6,000,000 RMB ($874,800 and $822,540 translated at the June 30, 2008 and December 31, 2007 exchange rate, respectively). The investment is carried at cost. Tienwe shares are not quoted or traded on any securities exchange or in any recognized over-the-counter market; accordingly, it is not practicable to estimate the fair value of the investment. Tienwe sells aerospace products to military industry customers.

NOTE 6 - INTANGIBLE ASSETS, NET

Intangible assets, net consist of:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Product rights	$89,667	$84,310
Patent	14,580	13,709
Trademark	1,653	1,555
Total	105,900	99,574
Less accumulated amortization	37,452	26,020
Intangible assets, net	$68,448	$73,554

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

Estimated amortization expense for each of the Company’s succeeding years ending June 30, 2009, 2010, 2011 and 2012 is $19,557, $19,557, $19,557 and $9,778, respectively.

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

Each share of Series A Stock was automatically convertible into shares of Common Stock at a conversion price of one-third of the price per share of the Common Stock paid for by the purchasers of Common Stock in a Public Offering pursuant to a registration statement under the Securities Act of 1933, as amended (the “Act”). Upon completion of the sale of Common Stock for $1.00 per share pursuant to the public offering which closed October 11, 2007, each outstanding share of Series A Stock automatically converted into 30 shares of Common Stock (300,000 shares of Common Stock total). The Company recorded as a dividend and as an increase in additional paid-in capital, the intrinsic value of the beneficial conversion feature (the “BCF”). The intrinsic value of the BCF was the difference between the $300,000 fair value of the common stock issued upon conversion and the $100,000 proceeds received, or $200,000.

NOTE 8 - COMMON STOCK

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

In April 2006, China Agri issued 10,950,897 shares to a trustee of a trust for the benefit of the Xinsheng stockholders as a consideration for the Management Entrustment Agreement dated April 18, 2006 between Meixin and Xinsheng. (See Note 1)

On October 11, 2007, upon the completion of the public offering, China Agri sold 379,800 units at a price of $1.00 per unit to the public investors. Each Unit consisted of one share of Common Stock, one warrant to purchase one share of Common Stock at $1.50 per share exercisable for three years from the date of issuance, and one warrant to purchase one share of Common Stock at $2.00 per share exercisable for three years from the date of issuance only if the $1.50 Unit Warrant was exercised.

NOTE 9 - WARRANTS

The Company has issued warrants (exercisable into shares of common stock) to investors and the Underwriter as part of its sale of Series A preferred stock and as part of its public offering. Changes in the warrants outstanding are as follows:

	Six Months Ended June 30, 2008	Year Ended December 31, 2007
	(Unaudited)
Outstanding at beginning of period	807,580	10,000
Warrants issued	-	797,580
Warrants exercised	-	-
Warrants expired	-	-
Outstanding at end of period	807,580	807,580
Exercisable at end of period	807,580	807,580

Warrants outstanding at June 30, 2008 consist of:

Date Issued	Expiration Date	Number of Warrants	Weighted Average Exercise Price
May 31, 2006	May 31, 2009	10,000	$1.50
October 11, 2007	October 10, 2010	379,800	1.50
October 11, 2007	October 10, 2010	379,800	2.00
October 11, 2007	October 10, 2010	37,980	1.00
Total		807,580	$1.71

NOTE 10 - RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Xinsheng only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payments of dividends as a reserve fund. As a result of these PRC laws and regulations Xinsheng is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances, which restricted portion amounted to approximately $4,367,000 and $4,105,000 at June 30, 2008 and December 31, 2007, respectively.

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

At June 30, 2008 and December 31, 2007, the Company had an unrecognized deferred United States income tax liability relating to undistributed earnings of Xinsheng. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

The Company did not have any significant temporary differences relating to deferred tax liabilities as of June 30, 2008 and December 31, 2007.

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income (loss) before income taxes. Reconciliations follow:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expected tax at 35%	$236,909	$128,336	$277,624	$199,212
Tax effect of unutilized losses of China Agri and Meixin	3,153	-	16,494	-
Effect of PRC income tax exemption granted to Xinsheng	(171,473)	(121,003)	(210,084)	(187,828)
Permanent difference relating to Xinsheng's earnings to be permanently invested in operations outside the United States	(68,589)	(7,333)	(84,034)	(11,384)
Actual provision for income taxes	$-	$-	$-	$-

NOTE 12 - SEGMENT INFORMATION

The Company operates in one industry segment - the manufacturing and sale of agricultural enhancement products. Substantially all of the Company’s identifiable assets at June 30, 2008 and December 31, 2007 were located in the PRC. Net sales for the periods presented were all derived from PRC customers.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Lease Agreements

Xinsheng leases its office space (approximately 7300 square feet) at an annual rent of 366,390 RMB ($53,420 translated at the June 30, 2008 exchange rate) under a lease with a three year term expiring March 31, 2011.

Xinsheng leases its operating space (approximately 2600 square feet) at an annual rent of 38,500 RMB ($5,613 translated at the June 30, 2008 exchange rate) under a lease expiring March 31, 2010.

China Agri utilizes office space provided by one of its directors at no cost.

For the three months ended June 30, 2008 and 2007, and for the six months ended June 30, 2008 and 2007, rental and related expenses for all operating leases amounted to $16,471, $14,642, $32,367 and $30,349, respectively.

At June 30, 2008, future minimum rental commitments under all non-cancelable operating leases are:

Year ending June 30
2009	$59,033
2010	59,033
2011	29,518
Total	$147,584

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our results of operations and should be read in conjunction with our financial statements and related notes contained in this Form 10-Q. This Form 10-Q contains forward looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control, including weather conditions which may affect demand for our products, and the product-development and marketing efforts of our competitors. Those events as well as events described in any cautionary language in this Form 10-Q are examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-Q could have a material adverse effect on our business, operating results and financial condition. Actual results may differ materially from current expectations.

Overview

China Agri-Business, Inc. (“China Agri,” “we,” “us,” or the “Company”) was incorporated in the State of Maryland on December 7, 2005. On March 24, 2006, we formed a wholly-owned subsidiary under the laws of the People’s Republic of China (“China” or the “PRC”), registered in the city of Xi’an, called Mei Xin Agri Technology (Shaanxi) Co., Ltd. (“Meixin”). On April 18, 2006, Meixin signed a “Management Entrustment Agreement” with Shaanxi Xin Sheng Centennial Agricultural and Technology Co., Ltd. (“Xinsheng”), a company organized under the laws of the PRC that manufactures organic agricultural chemistry products in the PRC. Under that agreement, Meixin acquired management control of Xinsheng, to the same effect as if Xinsheng were a wholly owned subsidiary of Meixin under PRC law. Consequently, Xinsheng is our operating company in China.

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

Xinsheng develops, manufactures and markets non-toxic fertilizer, bactericide and fungicide products used for farming in China. These products are designed to be environmentally friendly, to minimize the need for chemical fertilizers and pesticides, and to increase agricultural output and reduce costs. Our fertilizer products are made of a chemical polymer combined with active potassium, organic nitrogen and other ingredients, including polysaccharides extracted from the shells of crustaceans and mixed with active calcium.

Crops grown with the use of our products may qualify for the “AA green food” designation in the PRC. The green food rating system, which consist of an “A” and “AA” rating, is overseen by the China Green Food Development Center, an agency under the jurisdiction of the Ministry of Agriculture of the PRC.

Results of Operations

Comparison of Three Months and Six Months Ended June 30, 2008 and 2007

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Sales	$1,182,746	$844,473	$1,522,190	$1,408,903
Less: Cost of Goods Sold	354,986	277,237	458,577	456,893
Gross Profit	$827,760	$567,236	$1,063,613	$952,010
Gross Profit Margin	69.99%	67.17%	69.87%	67.57%
Net Income	$676,883	$366,675	$793,211	$569,177

Sales

Revenue for the quarter ended June 30, 2008 amounted to $1,182,746, representing an increase of 40% as compared to revenue of $844,473 for the quarter ended June 30, 2007. Revenue for the six months ended June 30, 2008 increased 8% as compared to the comparable period in 2007, from $1,408,903 to $1,522,190.

The quarter over quarter increase in revenue is partly attributable to delayed purchases of our products from the first quarter as a result of the widely reported adverse weather conditions in China during the first quarter of 2008.

The increase in revenue during the three month and six month periods as compared to the comparable period in 2007 is also attributable to the following factors: (i) an increase in the sales of new products, including bactericide, (ii) an increase of approximately 10% in the sales prices of certain products, and (iii) an expansion of our sales efforts to several additional provinces in China.

Gross Margin

The gross margin rate for the three months and six months ended June 30, 2008 was 69.99% and 69.87%, respectively. The gross margin rate improved by 2.82 and 2.3 percentage points, respectively, as compared to the three and six months ended June 30, 2007. The improvement in gross margin rate is primarily attributable to the increase in the sales prices of certain of our products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $48,114, or 23%, from $205,599 during the second quarter of 2007 to $157,485 during the second quarter of 2008. During the six month period, selling, general and administrative expenses decreased $106,989, or 28%, from $388,908 during the six months ended June 30, 2007 to $281,919 during the six months ended June 30, 2008. The decrease was due primarily to lower professional fees.

Net income

Net income for the three months ended June, 2008 was $676,883, representing an increase of 85% compared net income of $366,675 to the same quarter of 2007. Net income for the six months ended June 30, 2008 was $793,211, representing an increase of 39% as compared to net income of $569,177 for the same period of 2007. Consequently, net income as a percentage of sales was 57.23% and 52.11% for the three and six months ended June 30, 2008, respectively, as compared to 43.42% and 40.40% for the three and six months ended June 30, 2007, respectively. The increases in net income resulted from higher gross profits and lower professional and advisory fees as compared to 2007.

Liquidity and Capital Resources

84% of the Company’s assets consist of cash and cash equivalents. As of June 30, 2008, our cash and cash equivalents amounted to $7,238,608, an increase of $1,254,160 compared to the balance of $5,984,448 at December 31, 2007. Net cash provided by operating activities was approximately $853,000.

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

Foreign currency translation

The effect of foreign exchange rates during the six month period ended June 30, 2008 was approximately $406,000.

Xinsheng’s functional currency is the Chinese Yuan (“RMB”). The appreciation of the RMB has had a positive effect on our cash position in the past and current period. However, this positive effect of the RMB exchange rate may not be sustainable in the future, or in the long run.

Tax-exempt status

The local government in the PRC previously waived the income tax liabilities of our PRC subsidiary Xinsheng for two years until August 31, 2007, and extended it to the calendar years ended December 31, 2007 and December 31, 2008. For purposes of comparison, without the benefit of the tax exempt status, our cash flows would have been reduced by approximately $210,000 for the six months ended June 30, 2008.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits and monitoring procedures. The Company establishes an allowance for doubtful accounts based upon age of receivables and other factors. As of June 30, 2008, all trade receivables were aged between 1 to 60 days; no trade receivables were over 60 days. The Company’s policy is to reserve 10% of accounts receivable aged less than 60 days; 15% of accounts receivable aged between 61 days to 120 days; 30% of accounts receivable aged between 121 to 180 days; 50% of accounts receivable aged between 181 to 270 days; and 100% for account receivable over 271 days as an allowance for doubtful accounts.

Revenue Recognition and Deferred Income

Sales of products are recorded when title passes to the customer, which is generally at time of shipment. The Company does not routinely permit customers to return product. As of June 30, 2008, approximately $24,500 in prepaid sales was not delivered to the respective customers. These were recorded as deferred income on the balance sheet at June 30, 2008. The shipments were completed in July. Consequently, the revenues will be recognized in the third quarter of 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of June 30, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls over Financial Reporting

The Company’s chief executive officer and the Company’s chief financial officer have concluded that there were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

RISKS RELATED TO OUR BUSINESS:

WE OPERATE IN A HIGHLY-COMPETITIVE INDUSTRY AND OUR FAILURE TO COMPETE EFFECTIVELY MAY ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUE.

We are principally engaged in the manufacture and marketing of organic biochemical agricultural application products and we face competition from numerous other companies. Many of our competitors have greater financial resources, a longer operating history, and a larger customer base, than we do. We may be unsuccessful in our attempts to compete, which would have a material adverse impact on our business and financial condition.

THE FERTILIZER REGISTRATION CERTIFICATE WE REQUIRE TO OPERATE IN THE PRC IS SUBJECT TO ANNUAL RENEWAL.

In the PRC, producers of fertilizers and related products must obtain a government approval known as a fertilizer registration certificate. Since 2004, we have obtained a temporary certificate each year from the PRC’s Ministry of Agriculture authorizing us to manufacture and distribute our agricultural application products throughout China. This certificate is reviewed by the PRC’s Ministry of Agriculture on an annual basis. There is no assurance that the certificate will be renewed.

OUR SUCCESS DEPENDS UPON THE DEVELOPMENT OF THE PRC'S AGRICULTURAL INDUSTRY.

The PRC is currently the world's most populous country and one of the largest producers and consumers of agricultural products. Despite the Chinese government's emphasis on agricultural self-sufficiency, inadequate port facilities and lack of warehousing and cold storage facilities may impede the growth of the domestic agricultural trade. We rely on local farmers in the PRC to purchase our products, which are generally purchased under a cash-on-delivery basis or on 9-12 months credit. Accordingly, any difficulties farmers in the PRC experience in selling their produce could reduce the demand for our products and hinder the ability of the farmers to pay their credit obligations to us on a timely basis.

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

OUR BUSINESS IS DEPENDENT UPON OUR BRAND RECOGNITION AND TRADEMARKS. WE COULD LOSE OUR COMPETITIVE ADVANTAGE IF WE ARE NOT ABLE TO PROTECT OUR TRADEMARKS AGAINST INFRINGEMENT.

Our trademarked brands have gained substantial recognition to our customers in various areas. However, the protection of intellectual property rights in the PRC may not be as effective as those in the U.S. or other countries. The unauthorized use of our brands could enable some other manufacturers to take unfair advantage, which could harm our business and competitive position. Any related litigation could be time consuming, costly, and unsuccessful.

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

RISK RELATED TO OUR INDUSTRY AND TO DOING BUSINESS IN THE PRC:

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

The PRC's economy has been transitioning to a market-oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

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

LACK OF BANK DEPOSIT INSURANCE PUTS OUR FUNDS AT RISK OF LOSS FROM BANK FORECLOSURE OR INSOLVENCIES.

China Agri-Business maintains certain bank accounts in China that are not insured and are not protected by FDIC insurance or other insurance. As of June 30, 2008, China Agri-Business held approximately 49,621,000 Chinese Yuan in bank accounts in China, which is the equivalent of approximately $7,235,000 in US dollars. If a Chinese bank holding our funds experienced insolvency, it may not permit us to withdraw our funds which would result in a loss of such funds and reduction of our net assets.

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

In addition, on May 31, 2006, we sold 10,000 shares of our Series A convertible preferred stock and warrants to purchase 10,000 shares of our common stock at $1.50 per share. Such Series A convertible preferred stock has been converted into 300,000 shares of our common stock as a result of the completion of our initial public offering on October 11, 2007. The shares of our common stock issued upon conversion of the Series A convertible preferred stock are eligible for resale pursuant to Rule 144 under the Securities Act. The shares of our common stock issuable upon exercise of the warrants may be sold under Rule 144 beginning six months after exercise.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 4, 2008.

CHINA AGRI-BUSINESS, INC.

/s/ Liping Deng
Liping Deng
President, Chief Executive Officer, Director (Principal Executive Officer)

/s/ Xiaolong Zhou
Xiaolong Zhou
Chief Financial Officer (Principal Accounting and Financial Officer)