Form 10-Q/A
period 2008-06-30
China Agri-Business, Inc.
filed 2008-09-05
CIK 1378270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-140118

China Agri-Business, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-3912942
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

In the People’s Republic of China:
Finance Plaza, 9 th Floor, Hi-Tech Road No. 42, Hi-Tech Industrial Development Zone, Xi-An, China 710068
In the United States:
11 East 86th Street, New York, New York 10028
(Address of principal executive offices)

In the United States: (212) 348-5600
In the People’s Republic of China : (86) 29-88222938
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

EXPLANATORY NOTE

China Agri-Business, Inc. is filing this Form 10-Q/A solely for the purpose of revising Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 1A Risk Factors, of its Form 10-Q for the quarter ended June 30, 2008. We originally filed our Form 10-Q for the quarter ended June 30, 2008 on August 4, 2008 (the “Original Filing”). This Form 10-Q/A does not otherwise amend the Original Filing.

QUARTERLY REPORT ON FORM 10-Q
OF CHINA AGRI-BUSINESS, INC.
FOR THE PERIOD ENDED JUNE 30, 2008

PART I — FINANCIAL INFORMATION

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

Sales

Revenue for the quarter ended June 30, 2008 amounted to $1,182,746, representing an increase of 40%, or $338,273, as compared to revenue of $844,473 for the quarter ended June 30, 2007. Revenue for the six months ended June 30, 2008 increased 8% as compared to the comparable period in 2007, from $1,408,903 to $1,522,190.

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

Net income

Net income for the three months ended June, 2008 was $676,883, representing an increase of 85% as compared to net income of $366,675 for the same quarter of 2007. Net income for the six months ended June 30, 2008 was $793,211, representing an increase of 39% as compared to net income of $569,177 for the same period of 2007. Consequently, net income as a percentage of sales was 57.23% and 52.11% for the three and six months ended June 30, 2008, respectively, as compared to 43.42% and 40.40% for the three and six months ended June 30, 2007, respectively. The increases in net income resulted from higher gross profits and lower professional and advisory fees as compared to 2007.

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

We presently do not have any available credit, bank financing or other external sources of liquidity. We believe that our existing cash resources will be sufficient to meet our existing operating requirements for the foreseeable future. However, we are seeking opportunities to expand our manufacturing and distribution capabilities in the PRC that may require an investment beyond our existing cash resources. Accordingly, we are seeking additional funding through additional equity and/or debt financings. However, there can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us. Any financing, if available, may involve restrictive covenants that may impact our ability to conduct our business or raise additional funds on acceptable terms. If we are unable to raise additional capital when required or on acceptable terms, we may have to delay, scale back or discontinue the development of our products and business.

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

RISKS RELATED TO OUR BUSINESS:

WE HAVE A LIMITED OPERATING HISTORY AND WE OPERATE IN A HIGHLY-COMPETITIVE INDUSTRY AND OUR FAILURE TO COMPETE EFFECTIVELY MAY ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUE.

Xinsheng, our operating company in the PRC, commenced operations in 2004. Accordingly, we are subject to the risks and challenges inherent in the establishment of a new business enterprise. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation.

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

WE ARE REQUIRED TO OBTAIN FERTILIZER REGISTRATION CERTIFICATES FOR OUR PRODUCTS FROM THE PRC GOVERNMENT THAT ARE SUBJECT TO ANNUAL RENEWAL.

In the PRC, manufacturers of fertilizers and related products must obtain a government approval known as a fertilizer registration certificate. Since 2004, we have obtained registration certificates from the PRC’s Ministry of Agriculture for each of our primary products which authorize us to manufacture and distribute our agricultural application products throughout the PRC. Each certificate is reviewed by the PRC’s Ministry of Agriculture on an annual basis. There is no assurance that the certificates will be renewed.

OUR SUCCESS DEPENDS UPON THE DEVELOPMENT OF THE PRC'S AGRICULTURAL INDUSTRY.

The PRC is currently the world's most populous country and one of the largest producers and consumers of agricultural products. Despite the Chinese government's emphasis on agricultural self-sufficiency, inadequate port facilities and lack of warehousing and cold storage facilities may impede the growth of the domestic agricultural trade. We rely on local farmers in the PRC to purchase our products, which are generally purchased under a cash-on-delivery basis or on credit. Accordingly, any difficulties farmers in the PRC experience in selling their produce could reduce the demand for our products and hinder the ability of the farmers to pay their credit obligations to us on a timely basis.

WE MAY NOT BE ABLE TO EFFECTIVELY CONTROL AND MANAGE OUR PLANNED GROWTH.

We have limited operational, administrative and financial resources, which may be inadequate to sustain the growth we want to achieve. If our business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing our expanding product offerings and in integrating any businesses we acquire with our own. Such growth would place increased demands on our existing management, employees and facilities. Our failure to meet these demands could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

OUR BUSINESS IS DEPENDENT UPON OUR BRAND RECOGNITION AND TRADEMARKS. WE COULD LOSE OUR COMPETITIVE ADVANTAGE IF WE ARE NOT ABLE TO PROTECT OUR BRANDS AGAINST TRADEMARK INFRINGEMENT AND COUNTERFEITING.

Our trademarked brands have gained recognition in the PRC. However, the protection of intellectual property rights in the PRC may not be as effective as those in the U.S. or other countries. The unauthorized use of our brands could enable some other manufacturers to take unfair advantage, which could harm our business and competitive position. We cannot guarantee that counterfeiting or imitation of our products will not occur in the future or that we will be able to detect it and resolve it effectively. Any related litigation could be time consuming, costly, and unsuccessful. We also cannot guarantee that our products will not infringe patents, copyrights or other intellectual property rights held by third parties

WE MAY NOT BE ABLE TO HIRE AND RETAIN QUALIFIED PERSONNEL TO SUPPORT OUR GROWTH AND IF WE ARE UNABLE TO RETAIN OR HIRE SUCH PERSONNEL IN THE FUTURE, OUR ABILITY TO IMPROVE OUR PRODUCTS AND IMPLEMENT OUR BUSINESS OBJECTIVES COULD BE ADVERSELY AFFECTED.

Competition for senior management and other key employees is intense, and the pool of qualified candidates is limited. We may not be able to retain the services of our senior executives or key employees, which could materially and adversely affect our future growth and financial condition.

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

RISK RELATED TO OUR INDUSTRY AND TO DOING BUSINESS IN THE PRC:

DEMAND FOR OUR PRODUCTS MAY DECREASE IF THE PRC GOVERNMENT CHANGES THE REQUIREMENTS FOR THE “GREEN FOOD” RATING.

Crops that are grown using our products may be considered as “all-natural,” “organic,” or “green”, and accordingly may qualify for the “AA Green Food” rating, which is administered by the Green Food Research Center of the PRC Ministry of Agriculture. Should the PRC government change the current Green Food standards, crops grown with our products may not qualify for the Green Food rating, which would adversely affect our business.

OUR FINANCIAL RESULTS ARE SUBJECT TO SEVERE WEATHER CONDITIONS, DISEASE, AND OTHER NATURAL CATASTROPHES IN CHINA.

Our products are used for agricultural purposes, and accordingly our business is exposed to the risk of severe weather conditions, disease, and other natural catastrophes in the PRC. Natural catastrophes may include hail storms, floods, droughts, windstorms, earthquakes, fires, insect infestations, disease and other events, each of which tends to be unpredictable.

Cold weather and other unusual weather conditions, particularly during or prior to the spring plowing season, can significantly affect the purchasing decisions of the Company’s customers, and can have a dramatic effect on our financial results, as we experienced during the first quarter of 2008.

WE FACE THE RISK THAT CHANGES IN THE POLICIES OF THE PRC GOVERNMENT COULD HAVE A SIGNIFICANT IMPACT UPON THE BUSINESS WE MAY BE ABLE TO CONDUCT IN THE PRC AND THE PROFITABILITY OF SUCH BUSINESS.

The PRC's economy has been transitioning to a market-oriented economy. Policies of the PRC government can have significant effects on the economic conditions of the PRC. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

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

A SLOWDOWN OR OTHER ADVERSE DEVELOPMENTS IN THE PRC ECONOMY MAY MATERIALLY AND ADVERSELY AFFECT THE GREEN FOOD INDUSTRY AND OUR BUSINESS.

All of our operations are conducted in the PRC and all of our revenues are generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. A slowdown in economic growth or other adverse changes in the PRC economy may affect demand for our products.

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

RISKS RELATED TO OUR STOCK:

MARKET VOLATILITY AND OTHER DEVELOPMENTS MAY AFFECT OUR STOCK PRICE.

The market prices for securities of companies with business activities in the PRC in general have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	Innovations or new products by our competitors;
•	Severe weather or other natural catastrophes in the PRC;
•	Regulatory developments in the PRC or actions taken by PRC regulatory agencies with respect to our products, manufacturing process or sales and marketing activities;
•	Regulatory developments in the United States with respect to securities of companies with business activities in the PRC;
•	The success of our research and development efforts;
•	Any intellectual property infringement action, or any other litigation, involving us;
•	Actual or anticipated fluctuations in our operating results;
•	Our ability to remain quoted on the OTC Bulletin Board;

•	Sales of large blocks of our common stock;
•	Sales of our common stock by our executive officers, directors and significant stockholders; and
•	The loss of any of our key personnel.

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

THE PRICE OF OUR COMMON SHARES MAY DECLINE DUE TO THE NUMBER OF OUTSTANDING SHARES ELIGIBLE FOR RESALE TO THE PUBLIC.

On April 22, 2006, we issued 5,389,221 shares of our common stock (approximately 10,950,897 shares after giving effect to our forward stock split on October 31, 2006) as consideration for the Management Agreement with Xinsheng. Of this amount, 9,099,749 shares are presently held in a trust and can be released from the trust and are eligible for resale pursuant to Rule 144 ("Rule 144") promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Such sales, or the possibility of such sales, may adversely affect the price of our common stock and may make it more difficult for us to raise capital through the issuance of equity securities.

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

The number of shares of common stock available for resale could create an overhang effect that may depress the trading price of our common stock.

WE ARE AUTHORIZED TO ISSUE 4,900,000 SHARES OF AN "UNDESIGNATED" CLASS OF STOCK WHICH MAY ADVERSELY AFFECT THE VOTING POWER OR OTHER RIGHTS OF THE HOLDERS OF COMMON STOCK.

Our certificate of incorporation authorizes our board of directors to designate and issue one or more series of preferred stock, having rights and preferences as the board may determine in accordance with Maryland law. Our board of directors is empowered, without stockholder approval, to issue such preferred stock with rights that could adversely affect the voting power or other rights of the holders of our common stock. In addition, the undesignated stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. As of this date, no shares of the undesignated stock are outstanding and no designation has been made as to any characteristics these shares may have in the future.

THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN AND WILL LIKELY CONTINUE TO BE VOLATILE.

The price of our common stock may fluctuate significantly, which may make it difficult for stockholders to sell shares of our common stock when desired or at attractive prices. During 2007, the trading price of our common stock as quoted on the OTCBB ranged from a low of $0.62 per share to a high of $2.00 per share. Thus far during 2008, the trading price of our common stock ranged from a low of $0.27 per share to a high of $1.50 per share.

The price for our common stock may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors,, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 5, 2008.

CHINA AGRI-BUSINESS, INC.

/s/ Liping Deng
Liping Deng
President, Chief Executive Officer, Director (Principal Executive Officer)

/s/ Xiaolong Zhou
Xiaolong Zhou
Chief Financial Officer (Principal Accounting and Financial Officer)