Form 10-Q
period 2008-09-30
China Agri-Business, Inc.
filed 2008-11-14
CIK 1378270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,958,574 shares as of November 12, 2008.

QUARTERLY REPORT ON FORM 10-Q
OF CHINA AGRI-BUSINESS, INC.
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

China Agri-Business, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$8,169,272	$5,984,448
Accounts receivable, net of allowance for doubtful
accounts of $7,344 and $23,991, respectively	43,730	65,118
Inventory	69,881	60,582
Other receivables	7,364	6,855
Prepaid expenses	4,228	5,735
Total Current Assets	8,294,475	6,122,738
Property, plant and equipment, net	244,155	276,000
Investment in Tienwe Technology	883,680	822,540
Deferred financing costs, net of accumulated amortization of $475 and $0, respectively	149,965	-
Intangible assets, net	64,728	73,554
Total Assets	$9,637,003	$7,294,832

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$243,117	$166,200
Customer deposits and deferred income	—	—
Total Current Liabilities	243,117	166,200

Long Term Liabilities
Convertible notes, net	300,913	—
Total Liabilities	300,913	—

Stockholders' Equity
Undesignated preferred stock, par value $.001 per share; authorized
4,900,000 shares; none issued	—	—
Common stock, par value $.001 per share; authorized 100,000,000 shares,
issued and outstanding 12,958,574 and 12,958,574 shares, respectively	12,959	12,959
Additional paid-in capital	4,369,786	4,150,636
Retained earnings	3,491,644	2,308,873
Accumulated other comprehensive income	1,218,584	656,164
Total stockholders' equity	9,092,973	7,128,632
Total Liabilities and Stockholders' Equity	$9,637,003	$7,294,832

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales of products	$612,301	$781,103	$2,134,491	$2,190,006
Cost of goods sold	154,222	238,254	612,799	695,147
Gross profit	458,079	542,849	1,521,692	1,494,859

Selling, general and administrative expenses	78,118	261,232	360,037	650,140
Income from operations	379,961	281,617	1,161,655	844,719
Interest and other income	10,217	4,844	21,734	10,919
Interest expense	(618)	—	(618)	—
Income before income taxes	389,560	286,461	1,182,771	855,638
Income taxes	—	—	—	—
Net income	$389,560	$286,461	$1,182,771	$855,638

Earnings per common share:
Basic	$0.03	$0.02	$0.09	$0.07
Diluted	$0.03	$0.02	$0.09	$0.07

Weighted average number of common shares
used to compute earnings per common share:
Basic	12,958,574	12,278,774	12,958,574	12,278,774
Diluted	12,980,313	12,578,774	12,965,900	12,578,774

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Consolidated Statements of Stockholders' Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2006	12,278,774	$12,279	$3,629,709	1,449,991	$232,272	$5,324,251
Sales of Units in public offering	379,800	380	379,420	—	—	379,800
Costs relating to the public offering	—	—	(158,193)	—	—	(158,193)
Conversion of Series A preferred stock	300,000	300	99,700	—	—	100,000
Deemed dividend relating to beneficial conversion feature of Series A preferred stock	—	—	200,000	(200,000)	—	—
Net income for the year ended December 31, 2007	—	—	—	1,058,882	—	1,058,882
Foreign currency translation adjustment	—	—	—	—	423,892	423,892
Balance, December 31, 2007	12,958,574	12,959	4,150,636	2,308,873	656,164	7,128,632
Unaudited:
Relative fair value of warrants and beneficial conversion feature	—	—	219,150	—	—	219,150
Net income for the nine months ended September 30, 2008	—	—	—	1,182,771	—	1,182,771
Foreign currency translation adjustment	—	—	—	—	562,420	562,420
Balance, September 30, 2008	12,958,574	$12,959	$4,369,786	3,491,644	$1,218,584	$9,092,973

The accompanying notes are an integral part of these financial statements.

China Agri-Business, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Operating activities
Net income	$1,182,771	$855,638
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Bad debt expense	13,318	—
Depreciation of property, plant and equipment	37,029	32,503
Amortization of intangible assets and deferred financing costs	15,032	1,764
Changes in operating assets and liabilities:
Accounts receivable	8,070	(34,103)
Other receivables	(509)	4,560
Inventory	(9,299)	7,194
Prepaid expenses	1,507	(31,760)
Accounts payable and accrued liabilities	76,917	162,786
Net cash provided by operating activities	1,324,836	998,582
Investing activities
Loans receivable collections	—	296,629
Property, plant and equipment additions	(4,742)	(27,685)
Net cash provided by (used in) investing activities	(4,742)	268,944
Financing actitivies
Proceeds from convertible notes	483,680	—
Financing costs	(114,200)	(51,919)
Net cash provided by (used in) financing actitives	369,480	(51,919)

Effect of exchange rate changes on cash and cash equivalents	495,250	214,182

Increase in cash and cash equivalents	2,184,824	1,429,789

Cash and cash equivalents, beginning of period	5,984,448	3,785,535

Cash and cash equivalents, end of period	$8,169,272	$5,215,324

Supplemental Disclosures of Cash Flow Informtion:
Non Cash Financing Activities:
Relative fair value of warrants and beneficial conversion feature	$219,150	$—

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

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2008 and for the periods of three months and nine months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the periods ended September 30, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period and nine month period ended September 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

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

NOTE 3 - INVENTORY

Inventory consists of:	September 30,	December 31,
	2008	2007
	(Unaudited)
Raw materials	$58,628	$52,953
Finished goods	7,784	5,342
Other	3,469	2,287

Total inventory	$69,881	$60,582

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of:

	September 30,	December 31,
	2008	2007
	(Unaudited)
Building	$19,794	$18,425
Transportation equipment	227,560	271,081
Manufacturing equipment and machinery	132,266	123,798
Office and computer equipment	17,535	16,448
	397,155	429,752
Less accumulated depreciation	153,000	153,752
Property, plant and equipment, net	$244,155	$276,000

Depreciation expense was $11,174 and $11,352 for the three months ended September 30, 2008 and 2007, and $37,029 and $32,503 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 5 - INVESTMENT IN TIENWE TECHNOLOGY INC.

On July 29, 2005, Xinsheng acquired a 13.95% equity interest in Tienwe Technology Inc. (“Tienwe”), a PRC company, for 6,000,000 RMB ($874,800 and $883,680 translated at the September 30, 2008 and December 31, 2007 exchange rate, respectively). The investment is carried at cost. Tienwe shares are not quoted or traded on any securities exchange or in any recognized over-the-counter market; accordingly, it is not practicable to estimate the fair value of the investment. Tienwe sells aerospace products to military industry customers.

NOTE 6 - DEFERRED FINANCING COSTS

Deferred financing costs, which are being amortized as interest expense over the two year term of the convertible notes payable due September 29, 2010, consist of:

	September 30, 2008	December 31, 2007
	(Unaudited)
Placement Agent commissions	$40,000	$—
Placement Agent expense allowance	25,000	—
Fair value of Placement Agent warrants	19,920	—
Legal and other fees	65,520	—
Total	150,440	—
Less: accumulated amortization	(475)	—
Balance at September 30, 2008	$149,965	$—

NOTE 7 - INTANGIBLE ASSETS, NET

Intangible assets, net consist of:

	September 30,	December 31,
	2008	2007
	(Unaudited)
Product rights	$90,577	$84,310
Patent	14,728	13,709
Trademark	2,200	1,555
Total	107,505	99,574

Less accumulated amortization	42,777	26,020

Intangible assets, net	$64,728	$73,554

NOTE 7 - INTANGIBLE ASSETS, NET (Continued)

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

Estimated amortization expense for each of the Company’s succeeding years ending September 30, 2009, 2010, 2011, 2012 and 2013 is $19,808, $19,808, $19,808, $4,992 and $53, respectively.

NOTE 8 - CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable, net consist of:

	September 30,	December 31,
	2008	2007
	(Unaudited)

Convertible notes - face amount	$500,000	$—
Less:
Debt discount attributable to the relative fair value of warrants	(149,615)	—
Debt discount attributable to the intrinsic value of the beneficial conversion feature	(49,615)	—
Less accumulated amortization of debt discounts	143	—
Convertible notes payable, net	$300,913	$—

On September 29, 2008, the Company completed the sale of 3% unsecured convertible notes in an aggregate principal amount of $500,000 and series C warrants to purchase an aggregate of 500,000 shares of common stock to two accredited investors. The Company received net proceeds of $431,500 after the deduction of a placement agent commission of $40,000, a placement agent expense allowance of $25,000 and an escrow agent fee of $3,500.

The Notes mature two years from the date of issuance and bear interest at the rate of 3% per annum, payable annually in cash or in shares of common stock, subject to approval of the holder. Overdue interest shall bear interest at the rate of 15% per annum. Overdue principal shall bear interest at the rate of 8% per annum. The Notes are convertible at the option of the holder into the common stock of the Company at an initial conversion price of $0.50 per share. The conversion price is subject to adjustment upon the occurrence of stock splits, combinations, dividends and subsequent offerings.

NOTE 8 - CONVERTIBLE NOTES PAYABLE, NET (Continued)

The C warrants have a term of three years and an exercise price of $1.50 per share. In addition, upon exercise of the C warrant, each C warrant holder shall be issued a series D warrant. The D warrants shall have a term of three years and an exercise price of $2.00 per share. The exercise price of the Warrants is subject to adjustment upon the occurrence of stock splits, combinations, dividends and subsequent offerings.

Subject to effectiveness of the registration statement, the Company shall have the right to prepay the Notes at 110% of the outstanding principal amount any time prior to the maturity date and upon 30 days prior written notice to the holders. The Company may call for the termination of any unexercised portion of the C warrants upon consummation of a subsequent offering by the Company of not less than $7,500,000 in gross proceeds and upon 30 days written notice to the holders.

In connection with the transaction, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission within 60 days following the final closing date. In addition, the Company agreed to use its good faith efforts to cause the Registration Statement to be declared effective by the Commission within 90 calendar days from the filing date, or within 120 calendar days from the filing date if the Registration Statement is reviewed by the Commission. If the Company fails to file such registration statement within 60 days, or if the registration statement is not declared effective within 90 (or 120) days from the filing date, the Company must pay monthly liquidated damages in cash equal to 2% of the purchase price, subject to a maximum of 24%.

In accordance with the Accounting Principal Board (“APB”) Opinion No.14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and the Emerging Issues Task Force (“EITF”) Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company recorded the $149,615 relative fair value of the warrants ($78,136 for the Series C warrants; $71,479 for the Series D warrants) and the $49,615 intrinsic value of the beneficial conversion feature as additional paid in capital.

The $149,615 fair value of the Series C and Series D warrants was calculated using a Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 2.26%; expected stock price volatility of 130.69%; stock price of $0.40 per share; exercise price of $1.50 per share for C warrants and $2.00 per share for D warrants; and term of 3 years.

In connection with the first closing, the placement agent received warrants to purchase 80,000 shares of the Company’s common stock at an exercise price of $1.00 per share for a term of three years. The $19,920 fair value of these warrants (calculated using the same assumptions described above except for the exercise price) was charged to deferred financing costs and added to additional paid in capital.

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

NOTE 10 - COMMON STOCK

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

NOTE 11 - WARRANTS

The Company has issued warrants (exercisable into shares of common stock) to investors and the Underwriter as part of its sale of Series A preferred stock, its public offering, and its private placement of convertible notes. Changes in the warrants outstanding are as follows:

NOTE 11 - WARRANTS (Continued)

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
	(Unaudited)

Outstanding at beginning of period	807,580	10,000
Warrants issued	1,080,000	797,580
Warrants exercised	—	—
Warrants expired	—	—
Outstanding at end of period	1,887,580	807,580

Exercisable at end of period	1,887,580	807,580

Warrants outstanding at September 30, 2008 consist of:

Date Issued	Expiration Date	Number of Warrants	Weighted Average Exercise Price
May 31, 2006	May 31, 2009	10,000	$1.50
October 11, 2007	October 10, 2010	379,800	1.50
October 11, 2007	October 10, 2010	379,800	2.00
October 11, 2007	October 10, 2010	37,980	1.00
September 29, 2008	September 29, 2011	80,000	1.00
September 29, 2008(1)	September 29, 2011	500,000	1.50
September 29, 2008(2)	--	500,000	2.00
Total (Unaudited)		1,887,580	$1.70

(1)	Represents series C warrants.
(2)	Represents series D warrants issuable on a one to one basis upon exercise of the series C warrants. The series D warrants will have a term of three years.

NOTE 12 - RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Xinsheng only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payments of dividends as a reserve fund. As a result of these PRC laws and regulations Xinsheng is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances, which restricted portion amounted to approximately $4,367,000 and $4,105,000 at September 30, 2008 and December 31, 2007, respectively.

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

At September 30, 2008 and December 31, 2007, the Company had an unrecognized deferred United States income tax liability relating to undistributed earnings of Xinsheng. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

The Company did not have any significant temporary differences relating to deferred tax liabilities as of September 30, 2008 and December 31, 2007.

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income (loss) before income taxes. Reconciliations follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expected tax at 35%	$136,346	$100,261	$413,970	$299,473
Tax effect of unutilized losses of China Agri and Meixin	(1,336)	—	15,158	—
Effect of PRC income tax exemption granted to Xinsheng	(96,465)	(94,531)	(306,549)	(282,360)
Permanent difference relating to Xinsheng's earnings
to be permanently invested in operations outside the United States	(38,545)	(5,730)	(122,579)	(17,113)
Actual provision for income taxes	$—	$—	$—	$—

NOTE 14 - SEGMENT INFORMATION

The Company operates in one industry segment - the manufacturing and sale of agricultural enhancement products. Substantially all of the Company’s identifiable assets at September 30, 2008 and December 31, 2007 were located in the PRC. Net sales for the periods presented were all derived from PRC customers.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Lease Agreements

Xinsheng leases its office space (approximately 7300 square feet) at an annual rent of 366,390 RMB ($53,962 translated at the September 30, 2008 exchange rate) under a lease with a three year term expiring March 31, 2011.

Xinsheng leases its operating space (approximately 2600 square feet) at an annual rent of 38,500 RMB ($5,670 translated at the September 30, 2008 exchange rate) under a lease expiring March 31, 2010.

China Agri utilizes office space provided by one of its directors at no cost.

For the three months ended September 30, 2008 and 2007, and for the nine months ended September 30, 2008 and 2007, rental and related expenses for all operating leases amounted to $18,772, $10,191, $51,139 and $40,540, respectively.

At September 30, 2008, future minimum rental commitments under all non-cancelable operating leases are:

Year ending September 30,	Minimum Rent
(Unaudited)
2009	$59,633
2010	59,633
2011	14,908
Total	$134,174

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

This Form 10-Q contains “forward-looking” statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, these forward-looking statements are not guarantees of future performance and actual results may differ materially from the expectations that are expressed, implied or forecasted in any such forward-looking statements. There may be events in the future that we are unable to accurately predict or control, including weather conditions and other natural disasters which may affect demand for our products, and the product-development and marketing efforts of our competitors. Examples of these events are more fully described in the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008 under Part I. Item 1A. Risk Factors.

Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents the Company files from time to time with the SEC, particularly its Quarterly Reports on Form 10-Q, Annual Report on Form 10-K , Current Reports on Form 8-K and all amendments to those reports.

References to the “PRC” or “China” are to the People’s Republic of China. Unless otherwise noted, all currency figures are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan, which is also known as the renminbi. Unless otherwise specified, the words “Company,” “China Agri” “we,” “us,” and “our,” refer collectively to China Agri-Business, Inc., Mei Xin Agri Technology (Shaanxi) Co., Ltd., and Shaanxi Xin Sheng Centennial Agricultural and Technology Co., Ltd., our operating company in the People’s Republic of China (the “PRC” or “China”).

Overview

China Agri-Business, Inc. (“China Agri,” “we,” “us,” or the “Company”) was incorporated in the State of Maryland on December 7, 2005. On March 24, 2006, we formed a wholly-owned subsidiary under the laws of China, registered in the city of Xi’an, called Mei Xin Agri Technology (Shaanxi) Co., Ltd. (“Meixin”). On April 18, 2006, Meixin signed a Management Entrustment Agreement with Shaanxi Xin Sheng Centennial Agricultural and Technology Co., Ltd. (“Xinsheng”), a company organized under the laws of China. Under that agreement, Meixin acquired management control of Xinsheng, to the same effect as if Xinsheng were a wholly owned subsidiary of Meixin under Chinese law. Consequently, Xinsheng is our operating company in China.

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

Xinsheng develops, manufactures and markets non-toxic fertilizer, bactericide and fungicide products used for farming in China. These products are designed to be environmentally friendly, to minimize the need for environmentally harmful fertilizers and pesticides, and to increase agricultural output and reduce costs. Our fertilizer products are made of a chemical polymer combined with active potassium, organic nitrogen and other ingredients, including polysaccharides extracted from the shells of crustaceans and mixed with active calcium.

Crops grown with the use of our products may qualify for the “AA green food” designation in the PRC. The green food rating system, which consist of an “A” rating and a more stringent “AA” rating, is overseen by the China Green Food Development Center, an agency under the jurisdiction of the Ministry of Agriculture of the PRC.

Results of Operations

Comparison of Three Months and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Sales	$612,301	$781,103	$2,134,491	$2,190,006
Less: Cost of Goods Sold	154,222	238,254	612,799	695,147
Gross Profit	$458,079	$542,849	$1,521,692	$1,494,859
Gross Profit Margin	74.81%	69.50%	71.29%	68.26%
Net Income	$389,560	$286,461	$1,182,771	$855,638

Sales

Sales for the three months ended September 30, 2008 totaled $612,301, a decrease of $168,802, or 21.6%, as compared to sales of $781,103 for the three months ended September 30, 2007.

Sales for nine months ended September 30, 2008 totaled $2,134,491, a decrease of $55,515, or, 2.5% as compared to sales of $2,190,006 for the same period of 2007.

The third quarter sales were adversely affected by the following natural and weather related disasters in China during the second quarter: (i) the major earth quake in Sichuan province on May 12, 2008, and (ii) widespread flooding in the central and southern parts of China in May and June, including the Hunan and Hubei provinces.

The Sichuan, Hunan and Hubei provinces have together traditionally accounted for approximately 30% of our revenues. Sales in these areas decreased significantly, and in certain instances were nonexistent, during the third quarter as a result of the foregoing natural disasters. We expect that the effects of these events will continue to have a negative impact on our revenues in the fourth quarter. The impact beyond the fourth quarter cannot be determined at the present time.

In addition, as of June 30, 2008, approximately $24,500 in prepaid sales had not been delivered to the respective customers and as a result this amount was recorded as deferred income on the balance sheet at June 30, 2008. The product shipments were completed in July. Consequently, this amount was recognized as revenue for the third quarter of 2008.

In an attempt to expand and strengthen its retail distribution network, the Company has launched an initiative whereby the Company agrees to provide $3,000 to participating retailers in exchange for their commitment to sell approximately $14,000 worth of the Company’s products per year. Each participating retailer must also agree not to sell any competing products. As of the date of this filing, approximately 37 retailers in Shaanxi province and approximately 28 retailers in Hunan province have agreed to participate. The initiative is ongoing.

Gross Profit and Gross Margin

Gross profit for the three months ended September 30, 2008 was $458,079, a decrease of $84,770, or 15.6%, as compared to gross profit of $542,849 for the third quarter of 2007.

Gross profit for nine months ended September 30, 2008 totaled $1,521,692, an increase of $26,833, or, 1.8% as compared to gross profit of $1,494,859 for the same period of 2007.

The gross profit margin rate for the three months and nine months ended September 30, 2008 was 74.81% and 71.29%, respectively. The gross profit margin rate improved 5.31 and 3.03 points, respectively, as compared to the three and nine months ended September 30, 2007. The improvement in gross profit margin is primarily attributable to a 5-10% increase in the prices of our products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $183,114, or 70%, from $261,232 during the third quarter of 2007 to $78,118 during the third quarter of 2008. During the nine month period, selling, general and administrative expenses decreased $290,103, or 45%, from $650,140 during the nine months ended September 30, 2007 to $360,037 during the nine months ended September 30, 2008. The decrease was due primarily to lower professional fees.

Net Income

Net income for the three months ended September 30, 2008 was $389,560, representing an increase of 36%, or $103,099, as compared to net income of $286,461 for the third quarter of 2007. Net income for the nine months ended September 30, 2008 was $1,182,771, representing an increase of 38.2%, or $327,133, as compared to net income of $855,638, for the comparable period of 2007.

Consequently, net income as a percentage of sales was 64% and 55% for the three and nine months ended September 30, 2008, respectively, as compared to 37% and 39% for the three and nine months ended September 30, 2007, respectively. The increases in net income resulted from higher gross profits and lower professional and advisory fees in 2008 as compared to the same periods of 2007.

Liquidity and Capital Resources

85% of the Company’s assets consist of cash and cash equivalents. As of September 30, 2008, our cash and cash equivalents amounted to $8,169,272, an increase of $2,184,824 as compared to $5,984,448 at December 31, 2007.

Net cash provided by operating activities during the nine months ended September 30, 2008 was $1,324,836.

Net cash provided by financing activities during the nine months ended September 30, 2008 was $369,480. This amount reflects gross proceeds from a private placement of convertible notes and warrants completed at the end of the third quarter (as described in more detail below), less financing costs.

Foreign currency translation

Xinsheng’s functional currency is the Chinese Yuan (“RMB”). The appreciation of the RMB against the U.S. dollar has had a positive effect on our cash position.

For the nine month period ended September 30, 2008, the positive effect of foreign exchange rates adjustment on our cash position was approximately $495,250.

However, this positive effect of the RMB exchange rate may not continue in the future.

Tax-exempt status in the PRC

Xinsheng is subject to a 25% standard enterprise income tax in the PRC. However, due to Xinsheng’s agricultural related business, the National Tax Bureau in Xi’an High-Tech Development Zone has granted Xinsheng annual exemptions from this tax for the years ending December 31, 2006, 2007, and 2008. In addition, the Company has applied for a tax exemption for 2009.

For purposes of comparison, had we been subject to the 25% tax, our operating cash flow for the nine months ended September 30, 2008 would have been reduced by approximately $306,500.

Private Placement of Convertible Notes and Warrants

On September 29, 2008, we completed the sale of 3% unsecured convertible notes in an aggregate principal amount of $500,000 and series C warrants to purchase an aggregate of 500,000 shares of common stock to two accredited investors. We received net proceeds of $431,500, which the Company plans to use to pursue the expansion of its manufacturing and distribution operations and for general working capital purposes.

The notes mature two years from the date of issuance and bear interest at the rate of 3% per annum, payable annually in cash or in shares common stock, subject to approval of the holder. Any interest which is not paid when due shall bear interest at the rate of fifteen percent (15%) per annum. Any principal which is not paid when due shall bear interest at the rate of eight percent (8%) per annum. The notes are convertible at the option of the holder into common at a conversion price of $0.50 per share. The conversion price is subject to adjustment upon the occurrence of stock splits, combinations, dividends, and subsequent offerings, as set forth in the notes.

Subject to effectiveness of the registration statement, the Company shall have the right to prepay the notes at 110% of the outstanding principal amount any time prior to the maturity date, and upon thirty (30) days prior written notice to the holders.

The series C warrants have a term of three years. In addition, upon exercise of a series C warrant, each holder shall be issued a series D warrant. The series D Warrants shall have a term of three years and an exercise price of $2.00 per share. The exercise price of the warrants is subject to adjustment upon the occurrence of stock splits, combinations, dividends, and subsequent offerings, as set forth in the Warrants.

The Company may call for the termination of any unexercised portion of the series C warrants upon consummation of a subsequent offering by the Company of not less than $7.5 million in gross proceeds, and upon thirty (30) days written notice to the holders.

In connection with the private placement we entered into registration rights agreements with the investors pursuant to which we have agreed to prepare and file a registration statement with the Securities and Exchange Commission not later than 60 calendar days after the final closing. The registration statement shall seek to register for resale, in the amounts set forth in the Registration Rights Agreement (i) the warrant shares issuable upon exercise of the Warrants, and (ii) the conversion shares issuable upon conversion of the Notes. In addition, the Company has agreed to use its good faith efforts to cause the Registration Statement to be declared effective by the Commission within 90 calendar days from the Filing Date (or within 120 calendar days from the filing date if the Registration Statement is reviewed by the Commission).

In the event that our obligations under the registration rights agreements are not met, we are subject to liquidated damages payments in an amount equal to two percent (2%) of the initial principal amount of the notes per month, subject to a maximum of twenty four percent (24%).

In connection with the private placement, the placement agent received a cash commission of $40,000 and an expense allowance of $25,000. In addition, the placement agent is entitled to receive warrants to purchase 80,000 shares of common stock at an exercise price of $1.00 per share for a term of three years.

The Company believes that this private placement is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder.

We presently do not have any available credit, bank financing or other external sources of liquidity. We believe that our existing cash resources will be sufficient to meet our existing operating requirements for the foreseeable future. However, we are seeking opportunities to expand our manufacturing and distribution capabilities in the PRC that may require an investment beyond our existing cash resources. Accordingly, we are seeking additional funding through additional equity and/or debt financings. However, there can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us. Any financing, if available, may involve restrictive covenants that may impact our ability to conduct our business or raise additional funds on acceptable terms. If we are unable to raise additional capital when required or on acceptable terms, we may have to delay, scale back or discontinue our expansion plans.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method, while market value is determined on the basis of net realizable value. The Company physically counts inventory at the end of the calendar year. To prepare the quarterly financial statements, we used book recorded balance.

Accounts Receivable and Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits and monitoring procedures. The Company establishes an allowance for doubtful accounts based upon age of receivables and other factors. As of September 30, 2008, 71.89% of the Company’s trade receivables were aged between 1 to 60 days, and the remaining 28.10% of trade receivables were aged between 61 to 120 days. The Company’s policy is to reserve, as an allowance for doubtful accounts, 10% of accounts receivable aged less than 30 days; 15% of accounts receivable aged between 31 days to 60 days; 20% of accounts receivable aged between 61 to 90 days; and 25% of accounts receivable aged between 91 to 120 days.

Revenue Recognition and Deferred Income

Sales of products are recorded when title passes to the customer, which is generally at time of shipment. The Company does not routinely permit customers to return product.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of September 30, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject. To the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factors contained in Part II, Item 1A of our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008, which describes the various risks and uncertainties to which we are or may become subject to. At September 30, 2008, there have been no material changes to the risk factors set forth in our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 29, 2008, we completed the sale of 3% unsecured convertible notes in an aggregate principal amount of $500,000 and series C warrants to purchase an aggregate of 500,000 shares of common stock to two accredited investors. A description of this transaction is set forth above in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2008.

CHINA AGRI-BUSINESS, INC.

/s/ Liping Deng
Liping Deng
President, Chief Executive Officer, Director (Principal Executive Officer)

/s/ Xiaolong Zhou
Xiaolong Zhou
Chief Financial Officer (Principal Accounting and Financial Officer)