Form 10-K
period 2008-12-31
China Agri-Business, Inc.
filed 2009-03-31
CIK 1378270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
Commission File Number: 333-140118

China Agri-Business, Inc.
(Name of small business issuer as specified in its charter)
Maryland	20-3912942
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

In the United States: 11 East 86th Street, New York, New York 10028
In the People’s Republic of China: Finance Plaza, 9th Floor, Hi-Tech Road No. 42, Hi-Tech Industrial Development Zone, Xi-An, China 710068

(Address of principal executive offices)

(212) 348-5600
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $972,301.50 based on the closing price of the registrant’s common shares of U.S. $0.50, as reported on the OTC Bulletin Board on that date. Shares of the registrant’s common shares held by each officer and director and each shareholder who owns 10% or more of the outstanding common shares of the registrant have been excluded in that they may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 26, 2009
Common Stock, $0.001 par value	12,958,574 shares

Documents incorporated by reference: None.

References

Unless otherwise noted, all currency figures in this Annual Report are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan, which is also known as the renminbi. According to the currency exchange website www.xe.com, on January 16, 2009, $1.00 was equivalent to approximately 6.84 yuan.

References in this Annual Report to the “PRC” or “China” are to the People’s Republic of China.

In this Annual Report, unless otherwise specified, the words “Company,” “China Agri” “we,” “us,” and “our,” refer collectively to China Agri-Business, Inc., Mei Xin Agri Technology (Shaanxi) Co., Ltd., and Shaanxi Xin Sheng Centennial Agricultural and Technology Co., Ltd., our operating company in the People’s Republic of China.

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report and the documents we incorporate by reference in this Annual Report contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Any statement that is not a statement of historical fact may be deemed a forward-looking statement. For example, statements containing the words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “projects,” “will,” “would” and similar expressions may be forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including the factors referred to above under the caption “Risk Factors.” These important factors include the factors that we identify in the documents we incorporate by reference in this Annual Report. You should read these factors and the other cautionary statements made in this Annual Report and in the documents we incorporate by reference as being applicable to all related forward-looking statements wherever they appear in this Annual Report and in any documents incorporated by reference. We do not assume any obligation to update any forward-looking statements made by us.

PART I

Item 1.  Business.

Company History

China Agri-Business, Inc. was incorporated in the State of Maryland on December 7, 2005. On March 24, 2006, China Agri formed Mei Xin Agri Technology (Shaanxi) Co., Ltd. (“Meixin”) in Xi'an city, the PRC. Meixin is a wholly-owned subsidiary of China Agri and a limited liability company organized under the laws of the PRC.

Meixin acts as a management company for Shaanxi Xin Sheng Centennial Agricultural and Technology Co., Ltd. (“Xinsheng”). Meixin controls all aspects of Xinsheng's business and management, and is entitled to all proceeds of Xingsheng's business and obligated to fund its operations. In summary, China Agri does not own any equity rights in Xinsheng. However, through Meixin, we are entitled to receive all of the profits of, and are obligated to pay all of the debts of, Xinsheng.

Xinsheng was founded on April 22, 2002 as a joint stock limited liability company formed under the laws of the PRC. Meixin’s control over Xinsheng was established in the following manner, and in accordance with PRC laws:

On April 18, 2006, Meixin entered into a management entrustment agreement (the “Management Agreement”) with Xinsheng. Under the Management Agreement, Xinsheng and its shareholders entrusted to Meixin its management rights, the rights and powers of its shareholders and board of directors, and the right to receive all of Xinsheng's profits in exchange for Meixin’s assumption of the obligation to fund all operating losses of Xinsheng.

On April 22, 2006, following a Xinsheng shareholder meeting at which an attorney-in-fact was appointed to represent the Xinsheng shareholders, China Agri entered into a stock purchase agreement with the attorney-in-fact (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, China Agri issued an aggregate of 5,389,221 shares (10,950,897 shares after a 2.032-for-1 forward split in October 2006) of common stock to the Xinsheng shareholders in consideration of the execution of the Management Agreement between Xinsheng and Meixin. Pursuant to the Stock Purchase Agreement and a voting trust and escrow agreement (the “Voting Trust and Escrow Agreement”) entered into by the parties in connection with the Stock Purchase Agreement, these shares were issued in the name of a trustee for the Xinsheng shareholders, which trustee also acts as the escrow and selling agent for the Xinsheng shareholders for the sale of the shares. The trustee is entitled to exercise all rights and powers to vote the shares on behalf of the Xinsheng shareholders. If a shareholder wishes to sell the shares held by the trustee, the trustee would sell the shares and remit the proceeds to the shareholder.

The entry into the Management Agreement, the Stock Purchase Agreement and the Voting Trust and Escrow Agreement, and the appointment of the attorney-in-fact, were approved by the Xinsheng shareholders at a meeting held on April 10, 2006, in accordance with PRC Company Law.

The following diagram sets forth the current corporate structure of the Company:

China Agri-Business, Inc.
| | 100% ownership | |
Mei Xin Agri Technology (Shaanxi) Co., Ltd.	--------------------------------------------------- Contractual Relationship (Management Entrustment Agreement)	Shaanxi Xin Sheng Centennial Agricultural and Technology Co., Ltd.

At present, neither China Agri-Business nor Meixin have any existing or planned business activities other than acting as a holding company and management company, respectively, for Xinsheng, and raising capital for its operations. However, these plans are subject to change in the future.

Overview of Business

Xinsheng began producing agricultural application products in 2004. Our business is concentrated in the growing “Green Food” market in the PRC. Xinsheng manufactures and sells non-toxic fertilizer, bactericide and fungicide products used for farming in the PRC. Crops grown with our products are eligible to qualify for the “AA Green Food” rating administered by the China Green Food Development Center, an agency under the jurisdiction of the Ministry of Agriculture of the PRC (However, our products themselves do not bear the “AA green food” designation).

The executive offices of China Agri-Business in the United States are located at 11 East 86th Street, New York, New York 10028. China Agri’s telephone number in the United States is (212) 348-5600. Xinsheng is located outside of the city of Xi-an in the Shaanxi Province of the PRC. Xinsheng’s address is Finance Plaza, 9th Floor, Hi-Tech Road No. 42, Hi-Tech Industrial Development Zone, Xi-An, China 710068. Xinsheng’s telephone number is 011-86-29-88222938.

Our Organic Biochemical Agricultural Application Products

We manufacture and market the following organic biochemical agricultural application products. Our products are designed to be environmentally friendly, as explained in further detail below. Within the following five product categories, we produce more than 50 different agricultural application products.

Product Brand Name	Description and Functionality	Plant Suitability	Price*
Xinsheng Luyuan	A line of fertilizer product whose primary function is to increase agricultural production.	Wheat, Rice, Maize, Tobacco, Cotton, Melons and various other fruits and vegetables.	$ 61.56/Box
Xinsheng Lufeng	A line of organic soil amendment products whose primary function is as a bactericide.	Tomatoes and Apples.	$ 38.69/Box
Xinsheng Huang-jin-gai	A line of amino acid fertilizer products designed to help crops absorb calcium and to improve their overall quality.	Tomatoes and Apples.	$ 32.25/Box
Xinsheng Jia-tian-xia	A line of humic acid fertilizer products designed improve the overall quality of crops	Maize, Cotton, Apples, Tomatos, Watermelon, and various other fruits and melons.	$ 32.25/Box
Xinsheng Bai-le	A line of amino acid fertilizer products designed to provide supplementary micro-nutrients to crops and to help crops grow with balanced nutrition.	Maize, Cotton, Apples, Tomatos, Watermelon, and various other fruits & melons.	$ 26.38/Box
* Based on the currency exchange rate in effect as of December 31, 2008. A standard box contains various bottles and bags of the product. The price per box may vary depending on the contents of the box.

Our agricultural application products are made of a chemical polymer combined with active potassium, organic nitrogen and 20 other ingredients, including chitosan. The key raw material for our products is chitosan, which consists primarily of polysaccharides extracted from the shells of crustaceans, such as crabs and shrimp, and mixed with active calcium. Because each of our products are designed to minimize harm to the environment, use of our products contributes to the production of healthy and environmentally friendly crops.

Studies performed by our research and development personnel indicate that nitrogen, phosphorus, potassium and other potentially environmentally harmful nutrients in traditional chemical fertilizers tend to become soluble in the presence of water, which can lead to potentially harmful runoff when it rains. Our products, which contain chitosan, are designed to release nutrients into the soil at a slower rate, making them less likely to be leached from the soil by rainwater. The retention of these nutrients improves the effects of both naturally-occurring and applied nutrients and fertilizers. Our chitosan based products are also designed to build soil structure, which allows more air to reach plant roots and increases the soil's ability to retain water, resulting in healthier crops. Our products also use chitosan to provide nutrients used by soil microorganisms, which in turn make mineral nutrients available to plants.

Our agricultural application products are produced and sold in two types of packaging: (i) polyethylene bottles that are 12 centimeters in height and 5.8 centimeters in diameter and have a net weight of 200 grams and (ii) bags that are 11 centimeters in length and 8.4 centimeters in width and have a net weight of 20 grams.

The raw materials used in the production of our products are generally available from local suppliers and accordingly we do not have any long term supply contracts.

The principal advantages of our agricultural application products include their quality and their potential to reduce famers’ costs. In addition, our proprietary blending methods allow our products to mix readily with water so that they can be sprayed onto crops. This permits our products to be applied consistently over large areas. Higher yields mean that farmers can plant less and therefore decrease their costs. We believe our products can ultimately increasing plant growth by up to 20%. These estimates are based on our own testing and on field trial reports issued by the following three independent land and fertilizer working stations in China, for the years of 2005 and 2004 (collectively the “Field Trial Reports”): Shaanxi Chunhua County Land and Fertilizer Working Station, Shaanxi Province Land and Fertilizer Working Station and Shaanxi Province Yangling Zone Land and Fertilizer Working Station.

In addition, we offer agricultural application products that contain, in addition to growth-promoting compounds, both bactericides and pesticides. These products are cost effective because they eliminate the need to purchase  separate pesticides and bactericides.

Manufacturing Capacity

As of December 31, 2008, Xinsheng’s manufacturing capacity is approximately 540 tons per year. Xinsheng has the ability to increase its manufacturing capacity to approximately 700 tons per year through the use of the facilities of third party contract manufacturers. Xinsheng’s manufacturing output is primarily order driven. Accordingly, Xinsheng uses the facilities contract manufacturers on an as needed basis, when orders exceed capacity. Xinsheng’s employees are present to oversee the manufacturing process when facilities of contract manufacturers are used.

The PRC’s “Green Food” Industry

By the late 1980s, in an effort to produce more food, the PRC had reached a point where its farmers were relying heavily on the use of fertilizers and pesticides. This reliance on fertilizers and pesticides, including the use of environmentally harmful fertilizers and pesticides, led to the sale of products with dangerous and high concentrations of harmful chemicals, resulting in several publicized incidents of food-caused illness. In addition to creating a dangerous situation for domestic consumers, it also created problems for the PRC's food exporters which, in many cases, were barred from exporting to countries with minimum acceptable standards for pesticide and chemical use.

In 1990, the PRC Ministry of Agriculture began to encourage the production of “Green Food”, which is food that is deemed safe, free from pollutants and harmful chemicals, and of good quality. In 1992, the PRC Ministry of Agriculture established the China Green Food Development Center to oversee food quality and the development and management of Green Food at the national and provincial level in the PRC. In 1993, the Ministry of Agriculture established regulations on the use of Green Food labeling. In 1994, the PRC government issued an “Agenda in the 21st Century”, in which there was specific discussion with respect to the development of a Green Food industry. In 1996, an identifying trademark for Green Food was registered in the PRC and put into use.

According to the China Green Food Development Center website, China’s Green Food industry experienced a rapid growth period from 1997 to 2007. For example, from 2002 to 2007, certified Green Food products and Green Food production enterprises increased at a rate of 21.8% and 30.8% per year, respectively. By the end of October 2008, there were 17,647 Green Food products and 6,160 Green Food production enterprises in China. Approximately 9.4 million hectares, or 7.2% of the total farm land in China, is used in the production of Green Food.

Seasonality

Our business is seasonal and order driven. Accordingly we experience seasonal fluctuations in our revenues and our operating costs.

Generally, our sales peak occurs at the beginning of the planting season, which generally occurs during the period from March though June. Our sales are typically the lowest in the period from December through January and are relatively stable for the rest of the year.

Adverse weather conditions and other natural disasters may affect our customers’ planting activities and therefor reduce demand for our products. For example, our business was negatively impacted during 2008 by the following events: (i) severe winter weather conditions that existed in China during the end of January and early February, (ii) the major earth quake on May 12, 2008 whose epicenter was located in Sichuan province, and (iii) widespread flooding in the central and southern parts of China in May and June, including the Hunan and Hubei provinces.

Employees

Xinsheng has approximately 120 employees, including 60 who are engaged in sales and marketing activities. Approximately half of our employees are full-time employees and the remaining half are part-time or seasonal employees.

Sales and Marketing

We have traditionally sold our products through wholesale and retail distributors. In order to market our products, we advertise in newspapers, including national publications. We have also utilized a limited amount of television advertising, and distributed brochures, company profiles and promotional videos to farmers. We also offer free field trials to potential customers for the purpose of comparing plantings that have applied our products to plantings that have not. We believe that potential customers are more inclined to purchase our products after seeing the comparison results. We have a marketing team comprised of approximately 60 people who demonstrate to our dealers and our direct customers the correct methods of using our products, and who help address issues that arise for our dealers and customers in using our products and collect feedback from them.

As of December 31, 2008, we have established relationships with approximately 98 wholesale distributors. Our products are sold in approximately 400 stores located in 12 provinces in the PRC.

During 2008 we launched a new sales and marketing initiative “New Agriculture-Generator” designed to expand our distribution network directly in the rural areas of China.  The purpose of the campaign is to establish a closer relationship with farmers through agricultural cooperatives located throughout the rural areas of China. One component of this initiative is called the “Super Chain Sales Partner Program”, whereby the Company agrees to provide a $3,000 advance payment to participating retailers in exchange for their commitment to purchase and sell approximately $14,000 worth of the Company’s products per year. Each participating retailer must also agree not to sell any competing products.

Another component of this initiative is to establish, in conjunction with participating retailers, a membership system that would enable the Company to measure and monitor the use of its products by farmers and to improve the Company’s efforts to provide training and other support services to farmers.

As of January 31, 2009, approximately 41 retailers in Shaanxi province and approximately 28 retailers in Hunan province have participated in the “Super Chain Sales Partner Program”. However, there is no assurance that our “New Agriculture-Generator” campaign will be successful in the next twelve months.

Government Regulation

Fertilizer Registration Certificates

In the PRC, producers of fertilizer and related products must obtain a government approval known as a fertilizer registration certificate. Accordingly, we have obtained registration certificates from the PRC’s Ministry of Agriculture for each of our primary products. The certificates authorize us to manufacture and distribute our agricultural application products throughout the PRC. The term of a fertilizer registration certificate is one (1) year, subject to annual renewal. There is no assurance that the certificates will be renewed.

Registration No.	Trademark/Product Name	Expiration Date
No. (2004) 1485	Xinsheng Luyuan	September 2009
No. (2004) 1542	Xinsheng Lufeng	October 2009
No. (2007) 2968	Xinsheng Huang-jin-gai	December 2009
No. (2007) 2969	Xinsheng Bai-le	December 2009
No. (2007) 2970	Xinsheng Jia-tian-xia	December 2009

China Green Food Development Center “Green Food” Certification

Crops grown with the use of our products may qualify for the “AA green food” designation in the PRC (However, our products themselves do not bear the “AA green food” designation). The green food rating system, which consist of an “A” rating and a more stringent “AA” rating, is overseen by the China Green Food Development Center, an agency under the jurisdiction of the Ministry of Agriculture of the PRC. The “AA” rating indicates that the crops contain minimal chemical residue from fertilizers.

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

Competition

The industry in which we operate is highly competitive. We compete largely on the basis of the quality of our products, which we make by processing and combining raw materials using unique, proprietary methods. Chitosan helps soil retain nutrients and improves soil structure at the same time.

Our proprietary blending methods allow us to include a higher chitosan content in our products relative to our competitors. Our products contain approximately 5% chitosan. The Company believes competing products contain between 0.5% and 3% chitosan. Higher chitosan content translates into increased cost of production and quality, and accordingly our products are priced approximately 10% to 15% higher than those of our competitors.

We consider the following companies to be among our primary competitors:

Company Name	Location within PRC
Weifang Xinde Bio-tech Co., Ltd.	Shandong Province
Shaanxi Haide'er Bio-tech Co., Ltd.	Shaanxi Province
Weifang Hengsheng Bio-tech Co., Ltd.	Shandong Province
Zhejiang Lanhai Bio-engineering Co., Ltd.	Zhejiang Province
Aiwo Beijing Agricultural Technology Co., Ltd.	Beijing City
China Green Agriculture, Inc.	Shaanxi Province
Shandong Dongyan Kefeng Bio-tech Co., Ltd.	Shangdong Province
Shandong Tianda Bio-tech Co., Ltd.	Shangdong Province
Guangxi Beihai Guofa Bio-tech Co., Ltd.	Guangxi Province

Intellectual Property

Trademarks

We own the rights to the following registered trademarks in the PRC, which we use in our business and which appear on our product packaging. We do not own the rights to any registered trademarks in the United States.

Trademark	Registration Number	Expiration Date
Xinsheng Shi ji	3412688	July 2014
Xinsheng Luyuan	4734942	September 2015
Xinsheng Lufeng	4734940	September 2015
Xinsheng Huang-jin-gai	6213163	August 2022
Xinsheng Bai-le	6212924	August 2022
Xinsheng Jia-tian-xia	6213164	August 2022
New Agriculture - Generator	6952690	September 2023

Patents

We own the rights to one patent  in the PRC for "Zero-tillage Fertilizing Equipment" (PRC Patent Number: 330398), which is a type of seeding machine, the use of which prevents soil erosion. We do not currently use this patent or the Zero-tillage Fertilizing Equipment in our business. We have not yet determined whether and when this patent may be utilized in our business. We do not own the rights to any patents in the United States.

Research and Development

We have a research and development team consisting of six full time employees and five consultants. This team is responsible for formulating our organic biochemical agricultural application products and developing new products.

We have spent approximately $8,947 and $6,393 on research and development for the years ended December 31, 2007 and 2008, respectively.

Item 1A. Risk Factors.

An investment in our common stock involves significant risks. Investors should carefully consider the following known material  risks and all other information set forth herein before deciding to invest in shares of our common stock. If any of the events or developments described below occurs, our business, financial condition and results of operations may suffer. In that case, the value of our common stock may decline and investors could lose all or part of their investment.

Our business operations are conducted entirely in the PRC. Because China’s economy and its laws, regulations and policies are different from those typically found in the west and are continually changing, we face certain risks, including but not limited to those summarized below.

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

We Rely On A Contractual Arrangement With Xinsheng For Our Operations In China, Which May Not Be As Effective In Providing Control Over Xinsheng As Direct Ownership.

We have no equity control over Xinsheng. We operate our business in China through a contractual agreement called a Management Entrustment Agreement between Xinsheng and our subsidiary in China, Meixin. All of our business in China is conducted through, and all of our revenues are generated by, Xinsheng.

The Management Entrustment Agreement terminates upon the earlier of: (i) the termination date of Xinsheng’s business, (ii) mutual agreement by Xinsheng and Meixin to terminate the Agreement, or (iii) Meixin acquiring a greater than 51% equity interest in Xinsheng’s shares.

If the Management Entrustment Agreement is terminated, our ability to conduct our business would be compromised. In addition, if Xinsheng fails to perform under the Management Entrustment Agreement, we may have to rely on legal remedies under Chinese law, which we cannot be sure would be available.

Due to uncertainties regarding the interpretation of PRC laws, we cannot be sure that the PRC government would view our arrangements with Xinsheng to be in compliance with PRC law. If we are determined not to be in compliance, the PRC government could levy fines, revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our business, corporate structure or operations, or impose additional conditions or requirements, or take other regulatory or enforcement actions against us that could be harmful to our business.

We May Not Be Able To Effectively Control And Manage Our Planned Growth.

We have limited operational, administrative and financial resources, which may be inadequate to sustain the growth we want to achieve. If our business and markets grow and develop, it will be necessary for us to finance and manage expansion accordingly. In addition, we may face challenges in managing our expanding product offerings and in integrating any businesses we acquire with our own. Such growth would place increased demands on our existing management, employees and facilities. Our failure to meet these demands could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

Our Business Is Dependent Upon Our Brand Recognition And Trademarks.

Our trademarked brands have gained recognition in the PRC. However, the protection of intellectual property rights in the PRC may not be as effective as those in the U.S. or other countries. The unauthorized use of our brands could harm our business and competitive position. We cannot guarantee that counterfeiting or imitation of our products will not occur in the future or that we will be able to detect it and resolve it effectively. Any related litigation could be time consuming, costly, and unsuccessful.

We also cannot guarantee that our products will not infringe patents, copyrights or other intellectual property rights held by third parties. Third parties may initiate litigation against us alleging infringement of their proprietary rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing products or license the infringed or similar technology on a timely basis, our business could be harmed. In addition, even if we are able to license the infringed or similar technology, license fees could be substantial and may adversely affect our results of operations.

We Do Not Own Any Patents Related To Our Products.

We do not own any patents related to our products because applying for patent protection would reveal our proprietary methods and techniques. Accordingly, we may face severe pricing pressure from copycat products if our competitors are able to copy and implement our proprietary methods and techniques.

We May Not Be Able To Hire And Retain Qualified Personnel.

Competition for senior management and other key employees is intense, and the pool of qualified candidates is limited. We may not be able to retain the services of our senior executives or key employees, which could materially and adversely affect our future growth.

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

RISK RELATED TO DOING BUSINESS IN THE PRC:

Our Success Depends Upon The Development Of The PRC's Agricultural Industry.

The PRC is currently the world's most populous country and one of the largest producers and consumers of agricultural products. Despite the Chinese government's emphasis on agricultural self-sufficiency, inadequate port facilities and lack of warehousing and cold storage facilities may impede the growth of the domestic agricultural trade. We rely on local farmers in the PRC to purchase our products, which are generally purchased under a cash-on-delivery basis or on credit. Accordingly, any difficulties farmers in the PRC experience in selling their produce could reduce the demand for our products and hinder the ability of the farmers to pay us on a timely basis.

Changes In The Policies Of The PRC Government Could Have An Adverse Effect On Our Business.

Policies of the PRC government can have significant effects on the economic conditions of the PRC. Although the PRC government has been pursuing economic reform policies and transitioning to a market-oriented economy, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social conditions. Our business could be adversely affected by changes in PRC government policies, including but not limited to changes in policies relating to taxation, currency conversion, imports and exports, and ownership of private enterprises.

PRC Laws And Regulations Governing Our Current Business Operations Are Sometimes Vague And Subject to Interpretation, And Any Changes In PRC Laws And Regulations May Have A Material And Adverse Effect On Our Business.

There are substantial uncertainties regarding the interpretation, application and enforcement of PRC laws and regulations, including but not limited to the laws and regulations governing our business. These laws and regulations are sometimes vague and are subject to future changes, and their official interpretation and enforcement by the PRC government may involve substantial uncertainty. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict with certainty what effect existing or new PRC laws or regulations may have on our business.

Demand For Our Products May Decrease If The PRC Government Changes The Requirements For The “Green Food” Rating.

Crops that are grown using our products may be considered as “all-natural,” “organic,” or “green”, and accordingly may qualify for the “AA Green Food” rating, which is administered by the Green Food Development Center of the PRC Ministry of Agriculture. Should the PRC government change the current Green Food rating standards, crops grown with our products may not qualify for the Green Food rating, which would adversely affect our business.

We Are Required To Obtain Fertilizer Registration Certificates For Our Products From The PRC Government That Are Subject To Annual Renewal.

In the PRC, manufacturers of fertilizers and related products must obtain a government approval known as a fertilizer registration certificate. Since 2004, we have obtained temporary registration certificates from the PRC’s Ministry of Agriculture for each of our primary products which authorize us to manufacture and distribute our agricultural application products throughout the PRC. Each temporary certificate is reviewed by the PRC’s Ministry of Agriculture on an annual basis, until such time as we are eligible to receive permanent certificates. There is no assurance that the temporary certificates will be renewed or that we will become eligible for permanent certificates.

Xinsheng’s Tax Exemption in the PRC is Subject to Annual Renewal And May Not Be Granted In The Future.

Xinsheng is subject to a 25% standard enterprise income tax in the PRC. However, due to Xinsheng’s agricultural related activities, the National Tax Bureau in Xi’an High-Tech Development Zone has granted Xinsheng annual exemptions from this tax for the years ending December 31, 2007 and 2008. We have applied for a tax exemption for 2009 and we expect that this application will be approved.

However, there is no assurance that we will continue to receive the tax exemption in future years. Without the tax exemption, our financial results would be materially and adversely affected. For purposes of comparison, had we been subject to the 25% tax, our operating cash flow and net income for the years ended December 31, 2008 and 2007 would each have been reduced by approximately $387,600 and $349,400, respectively.

Our Business Is Subject To Severe Weather Conditions, Disease, And Other Natural Catastrophes In China.

Our products are used for agricultural purposes, and accordingly our business is exposed to the risk of severe weather conditions, disease, and other natural catastrophes in the PRC. Natural catastrophes may include hail storms, floods, droughts, windstorms, earthquakes, fires, insect infestations, disease and other events, each of which tends to be unpredictable.

Cold weather and other unusual weather conditions, particularly during or prior to the spring plowing season, can significantly affect the purchasing decisions of the Company’s customers, and can have a material adverse effect on our financial results, as we experienced during 2008.

The Recent Economic Downturn May Materially And Adversely Affect Our Business.

The Chinese economy has experienced a slowing growth rate due to a number of factors, including but not limited to instability in the global financial markets, the appreciation of the RMB, and economic and monetary policies adopted by the Chinese government aimed at preventing overheating of the Chinese economy and inflation.

We cannot predict how long the downturn will last, the timing of any subsequent recovery, or how much of an impact the downturn will have on our business and demand for our products. To the extent that the downturn reduces spending on produce with the “Green Food” designation, which tends to more expensive than products without the designation, demand for our products could be affected.

The economic downturn and financial market instability have generally made the business climate more volatile and more costly. One result of the deterioration in the global equity and credit markets is that obtaining any additional debt or equity financing has become more difficult, more costly, and more potentially dilutive to our existing investors. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy and require us to delay or abandon our expansion plans.

Inflation In The PRC Could Negatively Affect Our Profitability And Growth.

A resumption of the rapid economic growth experienced in the PRC prior to the global economic downturn can lead to growth in the money supply and rising inflation. In reaction to inflationary pressures, the PRC government has imposed controls in the past on bank credits, limits on loans for fixed assets, restrictions on state bank lending, and restrictions on funds flowing into the PRC. Such policies can potentially lead to a slowing of economic growth. In addition, in October 2004, the People's Bank of China, the PRC's central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the domestic economy. Future rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

PRC Governmental Control Of Currency Conversion May Affect Our Business And Financial Results.

The PRC government imposes controls on the convertibility of Renminbi (RMB) into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and certain expenditures can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange (SAFE) by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay expenses, and for return of capital.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain expenses as they come due.

The Fluctuation Of The RMB Against The U.S. Dollar May Affect Our Operating Results And Financial Condition.

The value of the RMB against the U.S. Dollar and other currencies fluctuates and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. Dollars we receive from an offering of our securities into RMB, appreciation of the RMB against the U.S. Dollar would reduce the amount of RMB we receive upon conversion. Conversely, if we need to convert RMB into U.S. Dollars and the U.S. Dollar appreciates against the RMB, the U.S. Dollar equivalent of the RMB we convert would be reduced. In addition, the depreciation of significant U.S. Dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

In July, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. Dollar. Under the new policy, the RMB is permitted to fluctuate against a basket of certain foreign currencies. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant fluctuation of the value of the RMB against the U.S. Dollar.

Because Our Principal Assets Are Located Outside Of The U.S. And Most Of Our Directors And Officers Reside Outside Of The U.S., It May Be Difficult To Pursue Legal Action Against The Company And Its Directors And Officers.

Our operating subsidiary is located in the PRC and substantially all of its assets are located in the PRC. In addition, most of our directors and officers reside in the PRC. It may therefore be difficult for investors in the U.S. to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the U.S. and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under U.S. laws or otherwise.

Lack Of Bank Deposit Insurance In The PRC Puts Our Cash Reserves At Risk Of Loss.

We maintain bank accounts in China whose balances are not insured and are not protected by FDIC insurance or other insurance. As of December 31, 2008, we held the equivalent of approximately $8,311,182 in US dollars in bank accounts in China. If a Chinese bank holding our funds were to experience insolvency or closure, it may not permit us to withdraw our funds which would result in a loss of such funds and a reduction of our net assets.

RISKS RELATED TO OUR COMMON STOCK:

The Trading Market For Our Common Stock is Relatively Illiquid And The Market Price Of Our Common Stock Has Been And Will Likely Continue To Be Volatile.

There is relatively low trading volume in our common stock, and the price of our common stock has and is likely to continue to fluctuate significantly. These circumstances may make it difficult for shareholders to sell shares of our common stock when desired or at attractive prices. During 2008, the trading price of our common stock as quoted on the OTC Bulletin Board ranged from a low of $0.10 per share to a high of $1.50 per share. Thus far during 2009, the trading price of our common stock ranged from a low of $0.10 per share to a high of $0.25 per share.

The price for our common stock may fluctuate in response to a number of events and factors, including but not limited to: quarterly variations in our operating results; announcements of technological innovations or new products by us or our competitors; the operating and stock price performance of other companies that investors may deem comparable to us, including companies with business activities in the PRC; news reports relating to trends in our markets or general economic conditions. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.

In addition, there is no guarantee that our common stock will remain quoted on the OTC Bulletin Board. If our common stock does not remain quoted on the OTC Bulletin Board, it would become even more difficult to sell when desired or at attractive prices.

The Number Of Shares Of Common Stock Available For Resale And Issuable Upon Conversion Or Exercise Of Our Notes And Warrants May Adversely Affect The Price Of Our Common Stock.

On April 22, 2006, we issued 5,389,221 shares of our common stock (approximately 10,950,897 shares after giving effect to our forward stock split on October 31, 2006) as consideration for the Management Agreement with Xinsheng. Of this amount, 9,099,749 shares are presently held in a trust and can be released from the trust and are eligible for resale pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

As indicated in Note 11 to the Consolidated Financial Statements included herein, we have 1,887,580 common stock purchase warrants outstanding with exercise prices ranging from $1.00 to $2.00. The shares of our common stock issuable upon exercise of the warrants may be sold under Rule 144 beginning six months after exercise. In addition, we have convertible notes outstanding in an aggregate principal amount of $500,000, which are convertible into up to 1,000,000 shares of common stock at a conversion price of $0.50 per share. The shares of our common stock issuable upon conversion of the notes may be sold under Rule 144 upon conversion.

The exercise of the warrants by the warrant holders and the conversion of the notes by the note holders would have a dilutive effect on our existing shareholders. In addition, the number of shares of common stock available for resale by the Xinsheng shareholders, as well as the number of shares issuable upon conversion of our outstanding notes or exercise of our outstanding warrants may adversely affect the price of our common stock and may make it more difficult for us to raise additional capital on favorable terms.

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

We Are Not Likely To Pay Cash Dividends In The Foreseeable Future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a U.S. based holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary. In addition, our operating subsidiary is subject to restrictions under PRC law on its ability to make distributions to us, including restrictions on the conversion of local currency into U.S. Dollars or other hard currency and other regulatory restrictions.

Item 2. Properties.

There is no private land ownership in PRC. Land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a “land use right,” which is sometimes referred to informally as land ownership. Land use rights are granted for specific purposes and for limited periods. Each period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. Generally speaking, there are four primary ways of obtaining land use rights in the PRC:

• Grant of the right to use land;
• Assignment of the right to use land;
• Lease of the right to use land; and
• Allocated land use rights.

Xinsheng does not own any land use rights. However, Xinsheng owns its manufacturing facility and office equipment, valued at approximately RMB 1,154,680 (approximately $169,241 based on the exchange rate in effect as of December 31, 2008) and vehicles, valued at RMB 1,522,087 (approximately $223,092).

Xinsheng leases its office space (approximately 7,300 square feet) at the Finance Plaza 9th Floor, Hi-tech Road No. 42, Hi-tech Industrial Development Zone in Xi'an, Shaan Xi Province, for an annual rent of RMB 366,390 (approximately $53,7000) from Shaanxi Heng Xing Property Management Co., Ltd. The term of the lease is three years and expires on March 31, 2011.

Xinsheng leases its operating and testing space (approximately 2,600 square feet), located at the Xi'an Vegetable Research Institute, 2 Ouyan Road, Xian, Shaanxi, China, for an annual rent of RMB 38,500 (approximately $5,640). The lease expires on March 31, 2010.

Xinsheng leases its manufacturing space (approximately 22,600 square feet), located at Sanyuan Cotton Company, 16 Shihua Road, Chemistry District, Sanyuan County, Shaanxi Province, for an annual rent of RMB 90,000 (approximately $13,190). The lease expires on December 21, 2010.

China Agri’s executive offices in the United States are located at 11 East 86th Street, New York, New York 10028. Michael Segal, one of our directors, allows us to use the space rent free.

We believe that our facilities are suitable for our current operations. However, our expansion plans contemplate the need for additional space as we increase production.

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders in the fourth quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began quoting on the OTC Bulletin Board (“OTCBB”) on October 17, 2007 under the symbol CHBU.OB. The price range per share of common stock presented below represents the highest and lowest intra-day prices for the Company's common stock as quoted on the OTCBB. Such over-the-counter market quotations may reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions. Our common stock is traded relatively infrequently and accordingly the market for our common stock may not be indicative of a liquid trading market. The closing price of our common stock as quoted on the OTCBB on March 26, 2009 was $0.20.

	High Sales Price	Low Sales Price

Year Ended December 31, 2009:
1st Quarter (through March 26, 2009)	$0.25	$0.10

Year Ended December 31, 2008:
4th Quarter	$0.55	$0.10
3rd Quarter	$0.51	$0.25
2nd Quarter	$1.50	$0.42
1st Quarter	$1.00	$0.40

Year Ended December 31, 2007:
4th Quarter (from October 17, 2007 to December 31, 2007)	$2.00	$0.62

Number of Shareholders

As of March 26, 2009, there were 12,958,574 shares of our common stock issued and outstanding and 7 active holders of record of our common stock. The number of active record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of the Xinsheng trustees, security brokers, dealers, and registered clearing agencies.

The Xinsheng trustees act as trustees on behalf of approximately 2,340 shareholders in the PRC, but are considered by our transfer agent to be one shareholder of record. In addition, all of our common shares held by brokerage firms, banks and other financial institutions in the United States and Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions in the United States. Cede & Co. is also considered to be one shareholder of record.

The Company's transfer agent is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, TX 75034, telephone number: (469) 633-0101.

Dividends

We have not declared or paid any cash dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business operations and we do not anticipate declaring any dividends in the foreseeable future.

The payment of dividends is contingent on the ability of our PRC based operating subsidiary to obtain approval to send monies out of the PRC. The PRC's national currency, called the Yuan or Renminbi, is not a freely convertible currency. The PRC government imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC.

Equity Compensation Plan Information

We do not have any stock option, bonus, profit sharing, pension or similar plan. However, we may adopt such a plan in the future to attract and retain members of management, directors or key employees.

Penny Stock Regulations

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock falls within the definition of penny stock and accordingly is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities.

Before a broker-dealer can sell a penny stock, SEC rules require the firm to first approve the customer for the transaction and receive from the customer a written agreement to the transaction. The firm must furnish the customer a document describing the risks of investing in penny stocks. The firm must tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade. Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer’s account.

Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in December and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Year Ended December 31, 2008 as compared to Year Ended December 31, 2007

Comparison of Gross Profit for the Years Ended December 31, 2008 and 2007

	2008	2007
Sales	$2,922,385	$3,037,414
Cost of Goods Sold	817,472	964,961
Gross Profit	$2,104,913	$2,072,453
Gross Profit Margin	72.03%	68.23%

Sales

Revenue for the year ended December 31, 2008 totaled $2,922,385, a decrease of $115,029, or 3.8% as compared to sales of $3,037,414 for the year ended December 31, 2007. Our revenues in 2008 were adversely affected by the following natural and weather related disasters that occurred in China in 2008: (i) severe winter weather conditions during the end of January and early February, (ii) the major earth quake on May 12, 2008 whose epicenter was located in Sichuan province, and (iii) widespread flooding in the central and southern regions in May and June, including the Hunan and Hubei provinces. Our sales in the affected areas declined significantly, and in some instance were non existent. We expect lower sales in the disaster areas to continue at least through the first quarter of 2009, and possibly beyond.

In 2008, approximately 45% of our sales were in Shaanxi province, 10% of our sales were in Hunan province, and 8% of our sales were in Hebei province. Our products are also sold in the following provinces in the PRC: Sichuan, Anhui, Jiangsu, Henan, Shanxi, Jiangxi and Shandong.

During the fourth quarter of 2008, we launched sales and marketing initiative called “New Agriculture-Generator”, which is designed to expand our distribution network in the PRC (a description of this initiative is set forth in Item 1. Business, above)

In addition, we continue to seek opportunities to produce fertilizer products for third parties in order to fully utilize our manufacturing facilities and as a means of generating additional revenue. However, we have not  yet produced any products for third parties.

Gross Profit and Gross Profit Margin

Gross profit for the year ended December 31, 2008 was $2,104,913, an increase of $32,460, or 1.6%, as compared to gross profit of $2,072,453 for the year ended December 31, 2007.

Gross profit margin rate for the year ended December 31, 2008 was 72.03%, an increase of 3.80 percentage points as compared to the 68.23% for the year ended December 31, 2007.  The improvement in gross margin is primarily attributable to a 5-10% increase in the prices of our products implemented during the second quarter of 2008.

Comparison of Net Income for the Years Ended December 31, 2008 and 2007

	2008	2007

Gross Profit	$2,104,913	$2,072,453

Selling and marketing	316,272	146,178
Professional fees	174,869	473,809
Depreciation and amortization expenses	60,947	61,793
Other general and administrative	177,190	347,450
Total general and administrative	729,278	1,029,230

Income from operations	1,375,635	1,043,223
Interest expense	(58,403)	-
Interest income	28,107	15,659
Net Income	$1,345,339	$1,058,882

Selling and Marketing Expenses

Selling and marketing expenses were $316,272 for the year ended December 31, 2008, an increase of $170,094, or 116%, as compared to $146,178 for the year ended December 31, 2007. The increase in selling and marketing expenses is primarily attributable to the launch of our “New Agriculture-Generator” sales and marketing initiative “Super Chain Sales Partner Program” during the fourth quarter of 2008 (A description of this initiative is set forth in Item 1. Business, above). Approximately $190,000 in expenses were incurred in connection with this initiative during the fourth quarter.

Professional Fees

Professional fees totaled $174,869 for the year ended December 31, 2008, a decrease of $298,940, or 63%, as compared to professional fees of $473,809 for the year ended December 31, 2007. The disparity in professional fees in 2007 as compared to 2008 is attributable to fees incurred in connection with our initial public offering in October 2007.

Other General and Administrative Expense

Other general and administrative expense generally consists of wages and related benefits, rent and utility expenses, office expenses, travel and miscellaneous expenses. The other general and administrative expense was $177,190 for the year ended December 31, 2008, a decrease of $170,260, or 49%, as compared to $347,450 for the year ended December 31, 2007.  Higher other general and administrative expenses in 2007 were primarily attributable to the Company’s initial public offering in October 2007. The disparity in other general and administrative expense in 2007 as compared to 2008 is also attributable to expenses incurred in connection with our initial public offering in October 2007.

Interest expense

Interest expense increased by $58,403, which represents amortization of deferred financing costs of $28,403, amortization of fair value of warrants of $19,713, amortization of beneficial conversion feature of $6,537 and accrued loan interest of $3,750. These expenses relate to the convertible notes issued in September 2008.

Net income

Net income for the year ended December 31, 2008 was $1,345,339, an increase of 27.1%, or $286,457, as compared to net income of $1,058,882 for the year ended December 31, 2007. Consequently, net income as a percentage of sales increase to 46% for the year ended December 31, 2008 from 34.9% for the year ended December 31, 2007. The increase in net income is primarily attributable to higher gross profits, lower professional fees, and lower general and administrative expenses in 2008 relative to 2007.

Liquidity and Capital Resources

As of December 31, 2008, 85% of the Company’s assets consist of cash and cash equivalents, as compared to 82% as of December 31, 2007. As of December 31, 2008, our cash and cash equivalents amounted to $8,312,636, an increase of $2,328,188 as compared to $5,984,448 as of December 31, 2007.

Net cash provided by operating activities was $1,549,516 and $1,334,019 for the years ended December 31, 2008 and 2007, respectively.

Net cash provided by financing activities was $312,638 in 2008. This amount reflects gross proceeds of $500,000 from a private placement of convertible notes and warrants (as described in more detail below), less financing costs of $187,362.  Net cash provided by financing activities was $221,607 in 2007. This amount reflects gross proceeds of $379,800 from the public offering in October 2007, less related costs of $158,193.

Foreign currency translation

Xinsheng’s functional currency is the Chinese Yuan, or Renminbi (“RMB”). The appreciation of the RMB against the U.S. dollar has had a positive effect on our cash position.

For the years ended December 31, 2008 and 2007, the positive effect of foreign exchange rates on our cash position was approximately $471,000 and $375,000, respectively.

However, this positive effect of the RMB exchange rate may not continue in the future.

Tax-exempt status in the PRC

Xinsheng is subject to a 25% standard enterprise income tax in the PRC. However, due to Xinsheng’s agricultural activities, the National Tax Bureau in Xi’an High-Tech Development Zone has granted Xinsheng annual exemptions from this tax for the years ending December 31, 2007 and 2008. We have applied for a tax exemption for 2009 and we expect that this application will be approved.

For purposes of comparison, had we been subject to the 25% tax, our operating cash flow and net income for the years ended December 31, 2008 and 2007 would each have been reduced by approximately $387,600 and $349,400, respectively.

Private Placement of Convertible Notes and Warrants

During the third quarter, we completed the sale of 3% unsecured convertible notes in an aggregate principal amount of $500,000 and series C warrants to purchase an aggregate of 500,000 shares of common stock to two accredited investors. We received net proceeds of $431,500, which the Company plans to use to pursue the expansion of its manufacturing and distribution operations and for general working capital purposes.

The notes mature two years from the date of issuance and bear interest at the rate of 3% per annum. The interest is payable annually in cash or, subject to approval of the holder, in shares of common stock,. Any interest which is not paid when due shall bear interest at the rate of fifteen percent (15%) per annum. Any principal which is not paid when due shall bear interest at the rate of eight percent (8%) per annum. The notes are convertible at the option of the holder into common stock at a conversion price of $0.50 per share. Accordingly, any conversions of the notes by the note holders would reduce the outstanding principal amount of the notes, which in turn would reduce interest payable on the notes. However, the is affected by the Company’s stock price relative to the conversion price. The likelihood of conversion is greater if our stock price is at or above the conversion price. The conversion price is subject to adjustment upon the occurrence of stock splits, combinations, dividends, and subsequent offerings, as set forth in the notes.

Subject to effectiveness of the registration statement, the Company shall have the right to prepay the notes at 110% of the outstanding principal amount any time prior to the maturity date, and upon thirty (30) days prior written notice to the holders.

The series C warrants have a term of three years. In addition, upon exercise of a series C warrant, each holder shall be issued a series D warrant. The series D Warrants shall have a term of three years and an exercise price of $2.00 per share. The exercise price of the warrants is subject to adjustment upon the occurrence of stock splits, combinations, dividends, and subsequent offerings, as set forth in the Warrants. China Agri would receive cash proceeds from the exercise of the Series C warrants, as well as from the exercise of the warrants issued to the placement agent. However, as with the notes, the likelihood of exercise by the warrant holders depends upon the Company’s stock price relative to the exercise price. The likelihood of exercise is greater if the stock price is at or above the exercise price.

The Company may call for the termination of any unexercised portion of the series C warrants upon consummation of a subsequent offering by the Company of not less than $7.5 million in gross proceeds, and upon thirty (30) days written notice to the holders.

In connection with the private placement we entered into registration rights agreements with the investors pursuant to which we have agreed to prepare and file a registration statement with the Securities and Exchange Commission not later than 60 calendar days after the final closing. In addition, the Company has agreed to use its good faith efforts to cause the Registration Statement to be declared effective by the Commission within 120 calendar days from the filing date. The registration statement shall seek to register for resale, in the amounts set forth in the Registration Rights Agreement: (i) the warrant shares issuable upon exercise of the Warrants, and (ii) the conversion shares issuable upon conversion of the Notes.

In the event that our obligations under the registration rights agreements are not met, we are subject to liquidated damages payments in an amount equal to two percent (2%) of the initial principal amount of the notes per month, subject to a maximum of twenty four percent (24%). If we are required to pay liquidated damages, our net income would be reduced by the amount of the liquidated damages.

In connection with the private placement, the placement agent received a cash commission of $40,000 and an expense allowance of $25,000. In addition, the placement agent is entitled to receive warrants to purchase 80,000 shares of common stock at an exercise price of $1.00 per share for a term of three years.

The Company believes that this private placement was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder.

Sources of Liquidity

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

The conversion of our outstanding notes and exercise of our outstanding warrants into shares of common stock would have a dilutive effect on our common stock, which would in turn reduce our ability to raise additional funds on favorable terms. In addition, the subsequent sale on the open market of any shares of common stock issued upon conversion of our outstanding notes and exercise of our outstanding warrants could impact our stock price which would in turn reduce our ability to raise additional funds on favorable terms.

Any financing, if available, may involve restrictive covenants that may impact our ability to conduct our business or raise additional funds on acceptable terms. If we are unable to raise additional capital when required or on acceptable terms, we may have to delay, scale back or discontinue our expansion plans.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a relatively greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

General

The Company’s Consolidated Financial Statements are prepared in accordance with U.S. Generally Accepted Accounting Principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Allowance for Doubtful Accounts

The Company’s receivables primarily consist of accounts receivable from its customers. Accounts receivable are recorded at invoiced amount and generally do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables.  The credit risk is controlled through credit approvals, limits and monitoring procedures.  The Company establishes an allowance for doubtful accounts based upon historical experience, management’s evaluation of the outstanding accounts, age of receivables and other factors. As of December 31, 2008, 48% of the Company’s trade receivables were current, and the remaining 52% of trade receivables were aged between 31 to 60 days. By comparison, as of December 31, 2007, 25% of the Company’s trade receivables were current, 35% of trade receivables were aged between 31 to 90 days, and the remaining 40% of trade receivables were aged between 91 to 360 days.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Item 8. Financial Statements and Supplementary Data.

CHINA AGRI-BUSINESS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Agri-Business, Inc.

I have audited the accompanying consolidated balance sheets of China Agri-Business, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Agri-Business, Inc. and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Michael T. Studer, CPA, P.C.
Michael T. Studer, CPA, P.C.

Freeport, New York
March 31, 2009

China Agri-Business, Inc.
Consolidated Balance Sheets
As of December 31,

	2008	2007
Assets
Current Assets
Cash and cash equivalents	$8,312,636	$5,984,448
Accounts receivable, net of allowance for doubtful accounts of $6,524 and $23,991, respectively	45,165	65,118
Inventory	47,113	60,582
Other receivables	7,329	6,855
Prepaid expenses	22,345	5,735
Total Current Assets	8,434,588	6,122,738
Property, plant and equipment, net	231,278	276,000
Investment in Tienwe Technology	879,420	822,540
Deferred financing costs, net of accumulated amortization of $28,403 and $0, respectively	178,879	-
Intangible assets, net	59,495	73,554
Total Assets	$9,783,660	$7,294,832

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$234,007	$166,200
Total Current Liabilities	234,007	166,200

Long Term Liabilities
Convertible notes, net	327,020	-

Total Liabilities	561,027	166,200

Stockholders' Equity
Undesignated preferred stock, par value $.001 per share; authorized 4,900,000 shares; none issued	-	-
Common stock, par value $.001 per share; authorized 100,000,000 shares, issued and outstanding 12,958,574 and 12,958,574 shares, respectively	12,959	12,959
Additional paid-in capital	4,369,786	4,150,636
Retained earnings	3,654,212	2,308,873
Accumulated other comprehensive income	1,185,676	656,164
Total stockholders' equity	9,222,633	7,128,632
Total Liabilities and Stockholders' Equity	$9,783,660	$7,294,832

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007

Sales of products	$2,922,385	$3,037,414
Cost of goods sold	817,472	964,961
Gross profit	2,104,913	2,072,453

Selling, general and administrative expenses	729,278	1,029,230
Income from operations	1,375,635	1,043,223
Interest and other income	28,107	15,659
Interest expense	(58,403)	-
Income before income taxes	1,345,339	1,058,882
Income taxes	-	-
Net income	1,345,339	1,058,882
Deemed dividend relating to beneficial conversion feature of Series A preferred stock	-	(200,000)
Net income attributable to common stockholders	$1,345,339	$858,882

Earnings per common share:
Basic	$0.10	$0.07
Diluted	$0.10	$0.07

Weighted average number of common shares used to compute earnings per common share:
Basic	12,958,574	12,431,496
Diluted	13,216,108	12,664,099

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2008 and 2007

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2006	12,278,774	$12,279	$3,629,709	1,449,991	$232,272	$5,324,251
Sales of Units in public offering	379,800	380	379,420	-	-	379,800
Costs relating to the public offering	-	-	(158,193)	-	-	(158,193)
Conversion of Series A preferred stock	300,000	300	99,700	-	-	100,000
Deemed dividend relating to beneficial conversion feature of Series A preferred stock	-	-	200,000	(200,000)	-	-
Net income for the year ended December 31, 2007	-	-	-	1,058,882	-	1,058,882
Foreign currency translation adjustment	-	-	-	-	423,892	423,892
Balance, December 31, 2007	12,958,574	12,959	4,150,636	2,308,873	656,164	7,128,632
Relative fair value of warrants and beneficial conversion feature included in sale of convertible notes	-	-	199,230	-	-	199,230
Fair value of Placement Agent warrants	-	-	19,920	-	-	19,920
Net income for the year ended December 31, 2008	-	-	-	1,345,339	-	1,345,339
Foreign currency translation adjustment	-	-	-	-	529,512	529,512
Balance, December 31, 2008	12,958,574	$12,959	$4,369,786	3,654,212	$1,185,676	$9,222,633

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
Operating activities
Net income	$1,345,339	$1,058,882
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	(18,785)	-
Depreciation of property, plant and equipment	47,374	44,157
Amortization of intangible assets and deferred financing costs	47,726	17,636
Amortization of debt discount and fair value of warrants	26,250	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	37,420	38,726
(Increase)/decrease in other receivable	(474)	11,621
Decrease in inventory	13,469	31,671
(Increase)/decrease in prepaid expenses	(16,610)	16,402
Increase in accounts payable and accrued liabilities	67,807	114,924
Net cash provided by operating activities	1,549,516	1,334,019
Investing activities
Loans receivable collections	-	301,447
Property, plant and equipment additions	(5,300)	(32,902)
Net cash (ussed in) provided by investing activities	(5,300)	268,545
Financing activities
Proceeds from public offering	-	379,800
Costs relating to public offering	-	(158,193)
Proceeds from convertible notes	500,000	-
Costs relating to sale of convertible notes	(187,362)	-
Net cash provided by financing activities	312,638	221,607

Effect of exchange rate changes on cash and cash equivalents	471,334	374,742
Increase in cash and cash equivalents	2,328,188	2,198,913
Cash and cash equivalents, beginning of period	5,984,448	3,785,535
Cash and cash equivalents, end of period	$8,312,636	$5,984,448

Supplemental Disclosures of Cash Flow Informtion:
Non Cash Financing Activities:
Relative fair value of warrants and beneficial conversion feature recorded as debt discount and additional paid in capital	$199,230	$-
Fair value of Placement Agent warrants recorded as deferred financing costs and additional paid in capital	$19,920	$-

The accompanying notes are an integral part of these financial statements.

CHINA AGRI-BUSINESS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

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

China Agri-Business, Inc., through its operating company in China, manufactures and sells non-toxic fertilizer, bactericide and fungicide products used for farming in the People’s Republic of China (the “PRC”). Crops grown with our products are eligible to qualify for the “AA Green Food” rating administered by the China Green Food Development Center, an agency under the jurisdiction of the Ministry of Agriculture of the PRC.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

Principles of Consolidation

The consolidated financial statements of 2008 and 2007 include the financial statements of China Agri, Meixin and Xinsheng.  All intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, net, other receivables, accounts payable and accrued liabilities, and convertible notes, net.  The fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets due to the short term maturity of these instruments or by comparison to other instruments with similar terms.

Foreign Currency Translation

The functional currency of China Agri  is the United States dollar.  The functional currency of Xinsheng and Meixin is the RMB.  The reporting currency of the Company is the United States dollar.

The assets and liabilities of Xinsheng and Meixin are translated into United States dollars at period-end exchange rates ($0.14657 and $0.13709 at December 31, 2008 and 2007, respectively).  The revenues and expenses are translated into United States dollars at average exchange rates for the period ($0.14396 and $0.13148 for the years ended December 31, 2008 and 2007, respectively).  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation (Continued)

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.  There is no material foreign currency transaction gain or loss for the years ended December 31, 2008 and 2007.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123(R) “Accounting for Stock-Based Compensation”.  No stock options have been granted and none are outstanding.

Advertising

Advertising costs are expensed as incurred. For the years ended December 31, 2008 and 2007, advertising expenses were $11,946 and $21,236, respectively.

Income Taxes

Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net of operating loss carry forwards and credits, by applying enacted statutory tax rates applicable to future years.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.  Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted earnings (loss) per share are computed on the basis of the weighted average number of common shares and dilutive securities (such as convertible preferred stock and convertible notes) outstanding.  Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.

A reconciliation of the weighted average number of common shares used to compute basic and diluted earnings per share for the years ended December 31, 2008 and 2007 follows:
	2008	2007
Weighted average number of common shares outstanding (used to compute basic EPS)	12,958,574	12,431,496
Assumed conversion of redeemable Series A preferred stock - See Note 9	-	232,603
Convertible notes - See Note 8	257,534	-
Weighted average number of common shares and dilutive common stock equivalents outstanding (used to compute diluted EPS)	13,216,108	12,664,099

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

 Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3 – INVENTORY

Inventory consists of:	December 31,	December 31,
	2008	2007
Raw materials	$39,125	$52,953
Finished goods	4,536	5,342
Other	3,452	2,287

Total inventory	$47,113	$60,582

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of:

	December 31,	December 31,
	2008	2007
Building	$19,699	$18,425
Transportation equipment	223,092	271,081
Manufacturing equipment and machinery	146,034	123,798
Office and computer equipment	3,508	16,448
	392,333	429,752
Less accumulated depreciation	161,055	153,752

Property, plant and equipment, net	$231,278	$276,000

Depreciation expense was $47,374 and $44,157 for the year ended December 30, 2008 and 2007, respectively.

NOTE 5 – INVESTMENT IN TIENWE TECHNOLOGY INC

On July 29, 2005, Xinsheng acquired a 13.95% equity interest in Tienwe Technology Inc. (“Tienwe”), a PRC company, for 6,000,000 RMB ($879,420 and $822,540 translated at the December 31, 2008 and December 31, 2007 exchange rate, respectively). The investment is carried at cost. Tienwe shares are not quoted or traded on any securities exchange or in any recognized over-the-counter market; accordingly, it is not practicable to estimate the fair value of the investment. Tienwe sells aerospace products to military industry customers.

NOTE 6 – DEFERRED FINANCING COSTS

Deferred financing costs, which are being amortized as interest expense over the two year term of the convertible notes payable due September 29, 2010, consist of:

	December 31,	December 31,
	2008	2007

Placement Agent commissions	$40,000	$-
Placement Agent expense allowance	25,000	-
Fair value of Placement Agent warrants	19,920	-
Legal and other fees	122,362	-
Total	207,282	-
Less: accumulated amortization	(28,403)	-

Balance at December 31, 2008	$178,879	$-

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets, net, consist of:

	December 31,	December 31,
	2008	2007
Product rights	$90,141	$84,310
Patent	14,657	13,709
Trademark	2,190	1,555
Total	106,988	99,574

Less accumulated amortization	47,493	26,020

Intangible assets, net	$59,495	$73,554

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

Estimated amortization expense for each of the Company’s succeeding years ending December 31, 2009, 2010, 2011, 2012 and 2013 is $19,713, $19,713, $19,713, $53 and $53, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable, net, consist of:

	December 31, 2008	December 31, 2007
Convertible notes - face amount	$500,000	$-
Less:
Debt discount attributable to the relative fair value of warrants	(149,615)	-
Debt discount attributable to the intrinsic value of the beneficial conversion feature	(49,615)	-
Less accumulated amortization of debt discounts	26,250	-
Convertible notes payable, net	$327,020	$-

On September 29, 2008, the Company completed the first closing of a private placement consisting of 3% unsecured convertible notes with a conversion price of $0.50 and Series C warrants with an exercise price of $1.50. In connection with the closing, the Company entered into subscription agreements with two accredited investors for the sale of Notes in an aggregate principal amount of $500,000 and Series C warrants to purchase an aggregate of 500,000 shares of the Company’s common stock. The Company received net proceeds of $431,500 after the deduction of Placement Agent commissions of $40,000, Placement Agent expense allowance of $25,000 and an escrow agent fee of $3,500.

NOTE 8 – CONVERTIBLE NOTES PAYABLE, NET (Continued)

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

The Series C warrants have a term of three years and an exercise price of $1.50 per share. In addition, upon exercise of the Series C warrant, each Series C warrant holder shall be issued a Series D warrant. The Series D warrants shall have a term of three years and an exercise price of $2.00 per share. The exercise price of the Warrants is subject to adjustment upon the occurrence of stock splits, combinations, dividends and subsequent offerings.

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

In connection with the transaction, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 60 days following the final closing date (which was January 8, 2009). In addition, the Company agreed to use its good faith efforts to cause the Registration Statement to be declared effective by the Commission within 90 calendar days from the filing date, or within 120 days from the filing date if the Registration Statement is reviewed by the Commission. If the Company fails to file such registration statement within 60 days, or if the registration statement is not declared effective within 91 (or 120) days from the filing date, the Company is to pay monthly liquidated damages in cash equal to 2% of the purchase price, subject to a maximum of 24%. On February 13, 2009, the Company filed a registration Statement on Form S-1 to register the shares underlying the convertible notes and warrants. On March 12, 2009, the SEC sent a comment letter to the Company.

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

The $149,615 fair value of the Series C and Series D warrants was calculated using a Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 2.26%; expected stock price volatility of 130.69%; stock price of $0.40 per share; exercise price of $1.50 per share for the C warrants and $2.00 per share for the D warrants; and term of 3 years.

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

NOTE 9 – REDEEMABLE SERIES A PREFERRED STOCK

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

NOTE 10 – COMMON STOCK

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

NOTE 11 - WARRANTS

The Company has issued warrants (exercisable into shares of common stock) to investors, the Underwriter, and the Placement Agent as part of its sale of Series A preferred stock, its public offering, and its private placement of convertible notes. Changes in the warrants outstanding are as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007

Outstanding at beginning of period	807,580	10,000
Warrants issued	1,080,000	797,580
Warrants exercised	-	-
Warrants expired	-	-
Outstanding at end of period	1,887,580	807,580

Exercisable at end of period	1,887,580	807,580

NOTE 11 – WARRANTS (Continued)

Warrants outstanding at December 31, 2008 consist of:

Date Issued	Expiration Date	Number of Warrants	Weighted Average Exercise Price
May 31, 2006	May 31, 2009	10,000	$1.50
October 11, 2007	October 10, 2010	379,800	1.50
October 11, 2007	October 10, 2010	379,800	2.00
October 11, 2007	October 10, 2012	37,980	1.00
September 29, 2008	September 29, 2011	80,000	1.00
September 29, 2008 (1)	September 29, 2011	500,000	1.50
September 29, 2008 (2)	-	500,000	2.00
Total		1,887,580	$1.70

(1) Represents Series C warrants
(2) Represents Series D warrants issuable upon exercise of the Series C warrants.
The Series D warrants are exercisable for a period of three years from the date of exercise of the Series C warrants.

NOTE 12 – RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Meixin and Xinsheng only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations.  In addition, PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payments of dividends as a reserve fund.  As a result of these PRC laws and regulations, the Company is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances, which restricted portion amounted to approximately $5,104,000 and $4,105,000 at December 31, 2008 and December 31, 2007, respectively.

NOTE 13 – INCOME TAXES

Xinsheng is subject to a PRC 25% standard enterprise income tax.  However, due to its agricultural industry status, the National Tax Bureau in Xi’an High-Tech Development Zone has granted Xinsheng exemptions from this tax since 2006. The Company has to apply for exemption status on an annual basis. The tax authority has approved the Company’s application for the exemption from income tax for the year 2008.

At December 31, 2008 and December 31, 2007, the Company had an unrecognized deferred United States income tax liability relating to undistributed earnings of Xinsheng.  These earnings are considered to be permanently invested in operations outside the United States.  Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances.  Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

NOTE 13 – INCOME TAXES (Continued)

The Company did not have any significant temporary differences relating to deferred tax liabilities as of December 31, 2008 and December 31, 2007.

The provisions for income taxes differ from the amounts computed by applying the statutory United States federal income tax rate to income (loss) before income taxes.  Reconciliations follow:

	Years Ended December 31,
	2008	2007
Expected tax at 35%	$470,869	$383,724

Tax effect of unutilized losses of China Agri and Meixin	71,807	135,664

Effect of PRC income tax exemption granted to Xinsheng	(387,626)	(349,431)

Permanent difference relating to Xinsheng's earnings to be permanently invested in operations outside the United States	(155,050)	(169,957)

Actual provision for income taxes	$-	$-

NOTE 14 – SEGMENT INFORMATION

The Company operates in one industry segment – the manufacturing and sale of agricultural enhancement products.  Substantially all of the Company’s identifiable assets at December 31, 2008 and 2007 were located in the PRC.  Net sales for the periods presented were all derived from PRC customers.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

Xinsheng leases its office space (approximately 7300 square feet) at an annual rent of 366,390 RMB ($53,700 translated at the December 31, 2008 exchange rate) under a lease with a three year term expiring March 31, 2011.

Xinsheng leases its operating and testing space (approximately 2600 square feet) at an annual rent of 38,500 RMB ($5,640 translated at the December 31, 2008 exchange rate) under a lease expiring March 31, 2010.

Xinsheng leases its manufacturing space (approximately 22,600 square feet at an annual rent of 90,000 RMB ($13,190 translated at December 31, 2008 exchange rate) under a lease expiring December 21, 2010.

China Agri utilizes office space provided by one of its directors at no cost.

NOTE 15 – COMMITMENTS AND CONTINGENCIES (Continued)

Lease Agreements (Continued)

For the year ended December 31, 2008 and 2007, rental and related expenses for all operating leases amounted to $68,091 and $65,382, respectively.

At December 31, 2008, future minimum rental commitments under all non-cancellable operating leases are:

Year ending December 31,	Minimum Rent
2009	$72,530
2010	68,300
2011	13,425
Total	$154,255

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

NOTE 16 - Concentration of Credit Risk

The Company maintains cash balances in various banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of December 31, 2008, the Company’s uninsured cash balances were approximately $8,300,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls over Financial Reporting

The Company’s chief executive officer and the Company’s chief financial officer  have concluded that there were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008 the Company’s internal control over financial reporting was effective based on those criteria.

Item 9B. Other Information.

We do not have any information required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following are the officers and directors of China Agri-Business, Inc., Mei Xin Agri Technology (Shaanxi) Co., Ltd., and Shaanxi Xin Sheng Centennial Agricultural and Technology Co., Ltd.. Some of our officers and directors are residents of the PRC and, therefore, it may be difficult for investors to effect service of process within the U.S. upon them or to enforce judgments against them obtained from the U.S. courts.

Directors and Executive Officers of China Agri:

NAME	POSITION	AGE
Liping Deng	Director, Chief Executive Officer and President	37
Limin Deng	Chairman of Board of Directors	46
Xiaolong Zhou	Chief Financial Officer	56
Michael Segal	Director	67

Directors and Executive Officers of Meixin:

NAME	POSITION	AGE
Liping Deng	Chairman of Board of Directors	37
Limin Deng	Vice-Chairman of Board of Directors	46
Zhengfeng Guo	Director	39

Directors and Executive Officers of Xinsheng:

NAME	POSITION	AGE
Liping Deng	Director, and President	37
Limin Deng	Chairman of Board of Directors	46
Hong Cai	Director and Finance Manager	42
Yi Fu	Director and Vice President	36
Mengzhou Li	Director	45

Mr. Liping Deng was appointed as our Director, President and Chief Executive Officer on June 26, 2006. He has been a Director and President of Xinsheng since 2002 and Chairman of Board of Directors of Meixin since March 2006. Prior to joining us, Mr. Deng served as a senior manager at Xianyang Tong Lida Electronic Communication Co., Ltd. from 1996 to 1998. Prior to that, Mr. Deng served as President of the Worker's Union in Xianyang Pottery Factory from 1991 to 1995. Mr.Deng obtained a technical secondary school degree from Xi'an Construction Company Pottery Technology School. Mr. Liping Deng is the brother of Mr. Limin Deng.

Mr. Limin Deng was appointed as our Director on June 26, 2006. He founded Xinsheng in 2002 and served as Chairman of Xinsheng since that time. Mr. Deng is the Vice Chairman of the Board of Directors of Meixin. Prior to joining us, he served as a security manager in the Xi'An Electronic Technology University for six years. He founded Shaanxi Xinsheng Weiye Technology Development Co., Ltd. in 2001, which has been liquidated. He obtained a junior college degree in Economic Management from the Continuous Education College of Xi'an Electronic Technology University. Mr. Limin Deng is the brother of Mr. Liping Deng.

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

Mr. Michael Segal was appointed as our Director on June 8, 2006. Since 2001, Mr. Segal has been President of Segal Cirone Services Inc., a financial consulting company that advises institutions, banks and high net worth individuals. He currently is a Principal, Options Compliance Principal and Branch Office Manager of Whitaker Securities LLC, a member of the Financial Industry Regulatory Authority (FINRA) since October 23, 2006. Prior to that, Mr. Segal served in the following capacities: President of Alexander Westcott & Co., Inc., a licensed broker-dealer, and Secretary of the board of directors of its parent company, the Financial Commerce Network Inc., a publicly held company; President of Lamborn Securities Inc. a licensed broker-dealer. He is also individually registered as an Introducing Broker with the Commodity Futures Trading Commission, a member of the National Futures Association, and a founding member of the Managed Funds Association. Mr. Segal received a B.B.A. in marketing and economics from the University of Miami, (Coral Gables) Florida. Mr. Segal sits on the board of directors of the following privately held companies: China Power Equipment Company Inc.; Jiali Pharmaceuticals Inc.; Asia Nutracueticals Consulting Co. Ltd.; China America Holdings LLC; Kerry Pharmaceuticals Inc.; Asia Carbon Black, Inc. Mr. Segal also sits on the board of directors of the following publicly held company: BioStar Pharmaceuticals, Inc.

Mr. Zhengfeng Guo was appointed as a director of Meixin in November 2007. Prior to that, he was industry supervisor of Shaanxi Xinsheng Centennial Agriculture & Technology Co., Ltd. in the PRC from 2001 to 2007. He obtained his bachelor degree in marketing management from Shaanxi Finance & Economics college in the PRC.

Mr. Yi Fu was appointed as a Director and Vice President of Xinsheng in 2008. Prior that, he served as sales manager of Xinsheng. Mr. Fu graduated from Shaanxi Mechanical and Electrical Industry College in 1995.

Mr. Mengzhou Li was appointed as a Director of Xinsheng in 2009. Prior that, he was a Vice-Manager of Jiahui Group. He obtained his dealer certificate of Shanghai Stock Exchanges in 2001.

According to our By-laws, the term of our directors is from the date of their appointment or election until the next annual meeting of shareholders or until his or her successor shall have been elected and qualified. The terms for our principal executive officers are one year, and they serve at the discretion of our board of directors.

Family Relationships

Mr. Limin Deng and Mr. Liping Deng are brothers.

Audit Committee

We have not yet appointed an audit committee. At the present time, our board of directors is collectively responsible for analyzing and evaluating our financial statements and our internal controls and procedures for financial reporting.

Compensation Committee

We do not presently have a compensation committee. Our board of directors currently acts as our compensation committee.

Nominating Committee

We do not presently have a nominating committee. Our board of directors currently acts as our nominating committee.

Director Independence

Michael Segal is an independent director as that term is defined in the Nasdaq Stock Market, Inc. Marketplace Rules.

Our Board of Directors does not presently have a majority of independent directors. In the absence of a majority of independent directors, our executive officer, who is also a principal stockholder and director, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

Code of Ethics

We have not yet adopted a Code of Business Conduct and Ethics that applies to our directors and officers.

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

Compliance with Section 16(a) of the Exchange Act

Our executive officers, directors and shareholders are not subject to the filing requirements imposed by Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation awarded to, or earned by, our Principal Executive Officer, and our two other most highly compensated executive officers for the years indicated.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Liping Deng Chief Executive Officer (1)	2008	6,260	—	—	—	—	—	—	6,260
	2007	5,260	—	—	—	—	—	—	5,260

Xiaolong Zhou Chief Financial Officer (2)	2008	45,000	—	—	—	—	—	—	45,000
	2007	33,750	—	—	—	—	—	—	33,750

Compensation Discussion and Analysis

The goal of our board of directors in determining compensation levels is to adequately reward the efforts and achievements of our executive officers for the management of the Company. The board believes that the compensation paid to its executive officers is comparable to peer companies of comparable size in similar locations.

We entered into a preliminary employment agreement with Mr. Zhou on April 1, 2007, which provides for annual compensation of $45,000. Mr. Zhou continues to be compensated at this annual rate.

We do not have written employment agreements with our other executive officers. In the absence of such employment agreements, PRC labor laws provide for employment related terms such as the term of employment, the provision of labor-related insurance, termination for cause, termination on 30 days' notice and termination without notice.

China Agri-Business does not currently have a pension plan, stock option plan, non-equity incentive plan or deferred compensation arrangement. We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including but not limited to non-cash and other equity-based compensation such as stock options.

Director Compensation

The compensation of our directors is determined on a case by case basis.

Effective January 1, 2008, Michael Segal is paid cash compensation at the rate of $1,500 per month, or $18,000 annually, for his services as director.

Our Chief Executive Officer, Liping Deng, does not receive any additional compensation for his services as director above and beyond his salary as an officer.

The following table sets forth compensation paid to each named director during the year end December 31, 2008.

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Limin Deng	6,332	—	—	—	—	—	6,332
Michael Segal	18,000	—	—	—	—	—	18,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 13, 2009 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all our officers and directors as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this prospectus are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. Applicable percentage ownership is based upon 12,958,574 shares of common stock outstanding as of March 26, 2009.

Unless otherwise indicated, the address of each individual named below is c/o China Agri-Business, Inc., Finance Plaza, 9th Floor, Hi-tech Road No. 42, Hi-tech Industrial Development Zone Xi'an, Shaanxi, CHINA 710068.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Michael Segal 11 East 86th Street New York, New York 10028	63,074	0.5%

Liping Deng	1,851,148	14.3%
Liming Deng	—	—
Xialong Zhou	—	—
All Directors and Executive Officers as a group (4 persons)	1,914,222	14.8%
Trustees for Xinsheng Shareholders (2)	9,099,749	70.2

Footnotes:

(1) The trustees are: Zhihong Yang, Xiaoying Lin, Dongdong Ding, Fei Zhao and Junsheng Meng. The trustees are individuals and are not affiliated with any bank or trust company. The trustees act as trustees on behalf of approximately 2,340 shareholders in the PRC.

Item 13. Exhibits.

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

* Filed herewith.

Item 14.  Principal Accountant Fees and Services.

The following table sets forth the fees accrued or paid to the Company's independent registered public accounting firm during fiscal years 2008 and 2007. The Company’s financial statements for those years were audited by Michael T. Studer, CPA, P.C..

Audit and Non-Audit Fees

	2008	2007
Audit Fees (1)	$64,400	$64,400
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees	—	—
Total	$64,400	$64,400

(1) Audit fees are fees for services provided in connection with the audits of the Company's annual financial statements and quarterly reviews of interim quarterly financial statements, as well as audit provided in connection with other statutory and regulatory filings.

(2) Audit-related fees are aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not otherwise reported as Audit fees.

(3) Tax fees are aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned on March 31, 2009, thereunto duly authorized.

CHINA AGRI-BUSINESS, INC.

By:	/s/ Liping Deng
Liping Deng
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Xiaolong Zhou
Xiaolong Zhou
Chief Financial Officer
(Principal Accounting Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities and on the dates indicated.

		Position	Date

By:	/s/ Liping Deng	President, Chief Executive Officer, Director	March 31, 2009
Liping Deng

By:	/s/ Xiaolong Zhou	Chief Financial Officer	March 31, 2009
Xiaolong Zhou

By:	/s/ Limin Deng	Director	March 31, 2009
Limin Deng

By:	/s/ Michael Segal	Director	March 31, 2009
Michael Segal