Form 10-Q
period 2009-03-31
China Agri-Business, Inc.
filed 2009-05-14
CIK 1378270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,958,574 shares as of May 11, 2009.

QUARTERLY REPORT ON FORM 10-Q
OF CHINA AGRI-BUSINESS, INC.
FOR THE PERIOD ENDED MARCH 31, 2009

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA AGRI-BUSINESS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	F-1

Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (Unaudited)	F-2

Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2009 (Unaudited) and the year ended December 31, 2008	F-3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5 - F-13

China Agri-Business, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$8,570,966	$8,312,636
Accounts receivable, net of allowance for doubtful accounts of $6,587 and $6,524, respectively	37,881	45,165
Inventory	65,217	47,113
Other receivables	7,320	7,329
Prepaid expenses	29,441	22,345
Total Current Assets	8,710,825	8,434,588
Property, plant and equipment, net	126,922	231,278
Investment in Tienwe Technology	878,400	879,420
Deferred financing costs, net of accumulated amortization of $55,777 and $28,403, respectively	151,505	178,879
Intangible assets, net	19,044	59,495
Total Assets	$9,886,696	$9,783,660

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$215,701	$234,007
Total Current Liabilities	215,701	234,007

Long Term Liabilities
Convertible notes, net	352,478	327,020

Total Liabilities	568,179	561,027

Stockholders' Equity
Undesignated preferred stock, par value $.001 per share; authorized 4,900,000 shares; none issued	-	-
Common stock, par value $.001 per share; authorized 100,000,000 shares, issued and outstanding 12,958,574 and 12,958,574, respectively	12,959	12,959
Additional paid-in capital	4,369,786	4,369,786
Retained earnings	3,761,128	3,654,212
Accumulated other comprehensive income	1,174,644	1,185,676
Total stockholders' equity	9,318,517	9,222,633
Total Liabilities and Stockholders' Equity	$9,886,696	$9,783,660

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Sales of products	$469,572	$339,444
Cost of goods sold	146,242	103,591
Gross profit	323,330	235,853

Selling, general and administrative expenses	164,351	124,434
Income from operations	158,979	111,419
Interest and other income	4,519	4,909
Interest expense	(56,582)	-
Income before income taxes	106,916	116,328
Income taxes	-	-
Net income	$106,916	$116,328

Earnings per common share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average number of common shares used to compute earnings per common share:
Basic	12,958,574	12,958,574
Diluted	13,958,574	12,958,574

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2009 (Unaudited) and the Year Ended December 31, 2008

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2007	12,958,574	$12,959	$4,150,636	2,308,873	$656,164	$7,128,632
Relative fair value of warrants and beneficial conversion feature included in sale of convertible notes	-	-	199,230	-	-	199,230
Fair value of Placement Agent warrants	-	-	19,920	-	-	19,920
Net income for the year ended December 31, 2008	-	-	-	1,345,339	-	1,345,339
Foreign currency translation adjustment	-	-	-	-	529,512	529,512
Balance, December 31, 2008	12,958,574	12,959	4,369,786	3,654,212	1,185,676	9,222,633
Net income for the three months ended March 31, 2009 (Unaudited)	-	-	-	106,916	-	106,916
Foreign currency translation adjustment (Unaudited)	-	-	-	-	(11,032)	(11,032)
Balance, March 31, 2009 (Unaudited)	12,958,574	$12,959	$4,369,786	$3,761,128	$1,174,644	$9,318,517

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Operating activities
Net income	$106,916	$116,328
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	70	-
Depreciation of property, plant and equipment	10,262	12,881
Amortization of intangible assets and deferred financing costs	30,421	4,684
Amortization of debt discount and fair value of warrants	25,458	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	7,221	31,462
Increase in other receivable	-	(276)
Increase in inventory	(18,104)	(17,034)
(Increase)/decrease in prepaid expenses	(7,096)	3,334
Decrease in accounts payable and accrued liabilities	(18,306)	(5,201)
Net cash provided by operating activities	136,842	146,178

Investing activities
Proceeds from disposal of fixed assets and intangible assets	131,760	-
Property, plant and equipment additions	(608)	-
Net cash provided by investing activities	131,152	-

Financing activities
Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	(9,664)	245,740
Increase in cash and cash equivalents	258,330	391,918
Cash and cash equivalents, beginning of period	8,312,636	5,984,448
Cash and cash equivalents, end of period	$8,570,966	$6,376,366

The accompanying notes are an integral part of these financial statements.

CHINA AGRI-BUSINESS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Organization

China Agri-Business, Inc. (“China Agri”) was incorporated in the State of Maryland on December 7, 2005.  On October 31, 2006, China Agri effectuated a 2.032 to 1 forward stock split.  All share and per share amounts have been retroactively adjusted to reflect the stock split.

China Agri is a holding company with no operations other than acting as a holding company for its wholly owned subsidiary, Mei Xin Agri Technology (Shaanxi) Co., Ltd. (“Meixin”), a limited liability company and a wholly-owned foreign enterprise (“WOFE”) organized under the laws of the PRC on March 24, 2006. Meixin acts as a management company for our operating business in the PRC, Shaanxi Xin Sheng Centennial Agricultural and Technology Co., Ltd. (“Xinsheng”), a corporation formed under the laws of the PRC on April 22, 2002, in accordance with the terms of a management entrustment agreement between Meixin and Xinsheng. Meixin controls Xinsheng's business and management, and is entitled to the proceeds of Xinsheng's business and is obligated to fund Xinsheng’s operations, including any losses. China Agri and Meixin do not own any equity rights in Xinsheng.

Pursuant to a Management Entrustment Agreement dated April 18, 2006 between Meixin and Xinsheng, and a Stock Purchase Agreement dated April 22, 2006 between China Agri and Xinsheng (collectively, the “Transaction”), China Agri issued 10,950,897 shares of China Agri common stock, representing approximately 89% of the 12,278,774 shares of China Agri common stock outstanding after the Transaction, to a trustee of a trust for the benefit of the Xinsheng stockholders.  The Transaction was accounted for as a “reverse merger”, since the stockholders of Xinsheng owned a majority of China Agri’s common stock immediately following the Transaction.  Xinsheng was deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Transaction are those of Xinsheng and are recorded at the historical cost basis of Xinsheng, and the consolidated financial statements after completion of the Transaction include the assets and liabilities of China Agri, Meixin, and Xinsheng (collectively, the “Company”), historical operations of Xinsheng, and operations of China Agri and Meixin from the date of the Transaction.

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

Basis of presentation

The condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

Principles of Consolidation

The condensed consolidated financial statements (unaudited) include the accounts of China Agri, Meixin and Xinsheng. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of March 31, 2009 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the three months ended March 31, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in our Form 10 –K filed March 31, 2009.

NOTE 3 – INVENTORY

Inventory consists of:	March 31,	December 31,
	2009	2008
	(Unaudited)
Raw materials	$50,156	$39,125
Finished goods	11,613	4,536
Other	3,448	3,452

Total inventory	$65,217	$47,113

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of:
	March 31,	December 31,
	2009	2008
	(Unaudited)
Building	$19,676	$19,699
Transportation equipment	222,833	223,092
Manufacturing equipment and machinery	37,048	146,034
Office equipment	18,502	3,508
	298,059	392,333

Less accumulated depreciation	171,137	161,055
Property, plant and equipment, net	$126,922	$231,278

Depreciation expense was $10,262 and $47,374 for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively. In the first quarter of 2009, the Company returned certain unused manufacturing equipment to the original vendor for $94,428, an amount equal to the net book value of the equipment.

NOTE 5 – INVESTMENT IN TIENWE TECHNOLOGY INC

On July 29, 2005, Xinsheng acquired a 13.95% equity interest in Tienwe Technology Inc. (“Tienwe”), a PRC company, for 6,000,000 RMB ($878,400 and $879,420 translated at the March 31, 2009 and December 31, 2008 exchange rate, respectively). The investment is carried at cost. Tienwe shares are not quoted or traded on any securities exchange or in any recognized over-the-counter market; accordingly, it is not practicable to estimate the fair value of the investment. Tienwe sells aerospace products to military industry customers.

NOTE 6 – DEFERRED FINANCING COSTS

Deferred financing costs, which are being amortized as interest expense over the two year term of the convertible notes payable due September 29, 2010, consist of:

	March 31, 2009	December 31, 2008
	(Unaudited)
Placement Agent commissions	$40,000	$40,000
Placement Agent expense allowance	25,000	25,000
Fair value of Placement Agent warrants	19,920	19,920
Legal and other fees	122,362	122,362
Total	207,282	207,282
Less: accumulated amortization	(55,777)	(28,403)

Deferred Financing Costs, end of period	$151,505	$178,879

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets, net, consist of:
	March 31,	December 31,
	2009	2008
	(Unaudited)
Product rights	$52,704	$90,141
Patent	14,640	14,657
Trademark	2,187	2,190
Total	69,531	106,988
Less accumulated amortization	50,487	47,493

Intangible assets, net	$19,044	$59,495

The product rights were acquired by Xinsheng in December 2006 from an unrelated third party and relate to six registered fertilizer products.  In the first quarter of 2009, the Company returned three of these products rights to the original vendor for $37,332, an amount equal to the net book value of the respective assets.

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

Estimated amortization expense for each of the Company’s succeeding years ending March 31, 2010, 2011, 2012, 2013 and 2014 is $12,224, $5,196, $1,275, $53 and $53, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable, net, consist of:
	March 31, 2,009	December 31, 2008
	(Unaudited)
Convertible notes - face amount	$500,000	$500,000
Less:
Debt discount attributable to the relative fair value of warrants	(149,615)	(149,615)
Debt discount attributable to the intrinsic value of the beneficial conversion feature	(49,615)	(49,615)
Less accumulated amortization of debt discounts	51,708	26,250

Convertible notes payable, net	$352,478	$327,020

On September 29, 2008, the Company completed the sale of 3% unsecured convertible notes in an aggregate principal amount of $500,000, and Series C warrants to purchase 500,000 shares of common stock, to two accredited investors. The Company received net proceeds of $431,500 after the deduction of Placement Agent commissions of $40,000, Placement Agent expense allowance of $25,000, and an escrow agent fee of $3,500.

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

The Series C warrants have a term of three years and are exercisable into shares of common stock on a one to one basis at an an exercise price of $1.50 per share. Upon exercise of a Series C warrant, in addition to receiving shares of common stock, each Series C warrant holder shall be issued  a Series D warrant to purchase additional shares of common stock in an amount equal to the number of Series C warrants exercised. The Series D warrants, if issued shall have a term of three years and an exercise price of $2.00 per share. The exercise price of the Warrants is subject to adjustment upon the occurrence of stock splits, combinations, dividends and subsequent offerings, as set forth in the warrants. No Series D warrants have been issued as of the date of this filing.

Subject to effectiveness of the registration statement, the Company shall have the right to prepay the Notes at 110% of the outstanding principal amount any time prior to the maturity date and upon 30 days prior written notice to the holders. The Company may call for the termination of any unexercised portion of the C warrants upon consummation of a subsequent offering by the Company of not less than $7,500,000 in gross proceeds and upon 30 days written notice to the holders. Upon termination of any unexercised Series C warrants, the warrant holders would not receive any Series D warrants, any shares underlying the Series C or Series D warrants, or any other securities.

In connection with the transaction, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 60 days following the final closing date. In addition, if the registration statement is not declared effective within 120 days from the filing date, the Company is subject to monthly cash liquidated damages payments equal to 2% of the purchase price paid by each investor, subject to a maximum of 24%. On February 13, 2009, the Company filed a registration Statement on Form S-1 to register the shares underlying the convertible notes and warrants.

In accordance with the Accounting Principal Board (“APB”) Opinion No.14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and the Emerging Issues Task Force (“EITF”) Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company recorded the $149,615 relative fair value of the warrants ($78,136 for the Series C warrants; $71,479 for the Series D warrants) and the $49,615 intrinsic value of the beneficial conversion feature as additional paid in capital. No Series D warrants have been issued as of the date of this filing.

The $149,615 fair value of the Series C and Series D warrants was calculated using a Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 2.26%; expected stock price volatility of 130.69%; stock price of $0.40 per share; exercise price of $1.50 per share for the C warrants and $2.00 per share for the D warrants; and term of 3 years.

NOTE 8 – CONVERTIBLE NOTES PAYABLE, NET (Continued)

In connection with the private placement, the placement agent received warrants to purchase 80,000 shares of the Company’s common stock at an exercise price of $1.00 per share for a term of three years. The $19,920 fair value of these warrants (calculated using the same assumptions described above except for the exercise price) was charged to deferred financing costs and added to additional paid in capital.

NOTE 9 – COMMON STOCK

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

NOTE 10 - WARRANTS

The Company has issued warrants (exercisable into shares of common stock) to investors, the Underwriter, and the Placement Agent as part of its sale of Series A preferred stock, its public offering, and its private placement of convertible notes. Changes in the warrants outstanding are as follows:

	March 31, 2009	Year Ended December 31, 2008
	(Unaudited)
Outstanding at beginning of period	1,387,580	807,580
Warrants issued	-	580,000
Warrants exercised	-	-
Warrants expired	-	-
Outstanding at end of period	1,387,580	1,387,580

Exercisable at end of period	1,387,580	1,387,580

Warrants outstanding at March 31, 2009 consist of:
Date Issued	Expiration Date	Number of Warrants	Weighted Average Exercise Price
May 31, 2006	May 31, 2009	10,000	$1.50
October 11, 2007	October 10, 2010	379,800	1.50
October 11, 2007	October 10, 2010	379,800	2.00
October 11, 2007	October 10, 2012	37,980	1.00
September 29, 2008	September 29, 2011	80,000	1.00
September 29, 2008	September 29, 2011	500,000	1.50
Total		1,387,580	$1.59

NOTE 11 – RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Meixin and Xinsheng only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations.  In addition, PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payments of dividends as a reserve fund.  As a result of these PRC laws and regulations, the Company is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances, which restricted portion amounted to approximately $5,115,000 and $5,104,000 at March 31, 2009 and December 31, 2008, respectively.

NOTE 12 – INCOME TAXES

Xinsheng is subject to a PRC 25% standard enterprise income tax.  However, due to its agricultural industry status, the National Tax Bureau in Xi’an High-Tech Development Zone has granted Xinsheng exemptions from this tax since 2006. The Company has to apply for exemption status on an annual basis.

At March 31, 2009 and December 31, 2008, the Company had an unrecognized deferred United States income tax liability relating to undistributed earnings of Xinsheng.  These earnings are considered to be permanently invested in operations outside the United States.  Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances.  Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

The Company did not have any significant temporary differences relating to deferred tax liabilities as of March 31, 2009 and December 31, 2008.

The provisions for income taxes differ from the amounts computed by applying the statutory United States federal income tax rate to income (loss) before income taxes.  Reconciliations follow:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Expected tax at 35%	$37,421	$40,715

Tax effect of unutilized losses of China Agri and Meixin	39,507	13,341

Effect of PRC income tax exemption granted to Xinsheng	(54,949)	(38,611)

Permanent difference relating to Xinsheng's earnings to be permanently invested in operations outside the United States	(21,979)	(15,445)
Actual provision for income taxes	$-	$-

NOTE 13 – SEGMENT INFORMATION

The Company operates in one industry segment – the manufacturing and sale of agricultural enhancement products.  Substantially all of the Company’s identifiable assets at March 31, 2009 and December 31, 2008 were located in the PRC.  Net sales for the periods presented were all derived from PRC customers.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

Xinsheng leases its office space (approximately 7300 square feet) at an annual rent of 366,390 RMB ($53,640 translated at the March 31, 2009 exchange rate) under a lease with a three year term expiring March 31, 2011.

Xinsheng leases its operating and testing space (approximately 2600 square feet) at an annual rent of 38,500 RMB ($5,636 translated at the March 31, 2009 exchange rate) under a lease expiring March 31, 2010.

Xinsheng leases its manufacturing space (approximately 22,600 square feet at an annual rent of 90,000 RMB ($13,176 translated at March 31, 2009 exchange rate) under a lease expiring December 21, 2010.

China Agri utilizes office space provided by one of its directors at no cost.

For the three months ended March 31, 2009 and 2008, rental and related expenses for all operating leases amounted to $11,409 and $15,896, respectively.

At March 31, 2009, future minimum rental commitments under all non-cancellable operating leases are:
Year ending March 31,	Minimum Rent
2010	$69,158
2011	53,640
Total	$122,798

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

PRC Risks (Continued)

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

NOTE 15 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in seven banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of March 31, 2009 and December 31, 2008, the Company’s uninsured cash balances were approximately $8,563,000 and $8,300,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our results of operations and should be read in conjunction with our financial statements and related notes contained in this Form 10-Q.

This Form 10-Q contains “forward-looking” statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, these forward-looking statements are not guarantees of future performance and actual results may differ materially from the expectations that are expressed, implied or forecasted in any such forward-looking statements. There may be events in the future that we are unable to accurately predict or control, including weather conditions and other natural disasters which may affect demand for our products, and the product–development and marketing efforts of our competitors. Examples of these events are more fully described in the Company’s Annual Report on Form 10-K  for the year ended December 31, 2008 under Part I. Item 1A. Risk Factors.

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

Overview

China Agri-Business, Inc. (“China Agri,” “we,” “us,” or the “Company”) was incorporated in the State of Maryland on December 7, 2005. On March 24, 2006, we formed a wholly-owned subsidiary under the laws of China, registered in the city of Xi’an, called Mei Xin Agri Technology (Shaanxi) Co., Ltd. (“Meixin”).  On April 18, 2006, Meixin signed a Management Entrustment Agreement with Shaanxi Xin Sheng Centennial Agricultural and Technology Co., Ltd. (“Xinsheng”), a company organized under the laws of China. Under that agreement, Meixin acquired management control of Xinsheng. Consequently, Xinsheng is our operating company in China.

Meixin controls Xinsheng's business and management, is entitled to the proceeds of Xinsheng's business and is obligated to fund Xinsheng’s operations, including any losses. However, China Agri and Meixin do not own any equity rights in Xinsheng.

Xinsheng develops, manufactures and markets fertilizer, bactericide and fungicide products used for farming in China. These products are designed to be less harmful to the environment than traditional fertilizers, and to increase agricultural output and reduce costs. Our fertilizer products are made of a chemical polymer combined with active potassium, organic nitrogen and other ingredients, including polysaccharides extracted from the shells of crustaceans and mixed with active calcium.

Crops grown with the use of our products may qualify for the “AA green food” designation in the PRC. The green food rating system, which consist of an “A” rating and a more stringent “AA” rating, is overseen by the China Green Food Development Center, an agency under the jurisdiction of the Ministry of Agriculture of the PRC. The “AA” rating indicates that the crops contain minimal chemical residue from fertilizers (However, our products themselves do not bear the “AA green food” designation).

Results of Operations

Quarter Ended March 31, 2009 as compared to Quarter Ended March 31, 2008

Comparison of Gross Profit for the Quarter Ended March 31, 2009 and 2008
	Three Months Ended March 31,
	2009	2008
Sales	$469,572	$339,444
Cost of Goods Sold	146,242	103,591
Gross Profit	$323,330	$235,853
Gross Profit Margin	68.86%	69.48%

Sales

Sales for the first quarter of 2009 totaled $469,572, an increase of $130,128, or 38.3% as compared to sales of $339,444 for the same quarter ended March 31, 2008. The year over year increase in sales is attributable to lower than expected sales during the first quarter of 2008 due to severe winter weather conditions in China during the first quarter of 2008.

In addition to the severe winter weather conditions during the first quarter of 2008, China also experienced the following natural and weather related disasters in 2008: (i) the major earth quake on May 12, 2008 whose epicenter was located in Sichuan province, and (ii) widespread flooding in the central and southern regions in May and June, including the Hunan and Hubei provinces. Our sales in the affected areas declined significantly, and in some instance were non existent. Agricultural production in the affected areas has not yet fully recovered, and we expect that our sales in these areas will continue to be negatively impacted continue at least through the second quarter of 2009, and possibly beyond.

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

As of March 31, 2009, approximately 61 retailers in Shaanxi province and approximately 39 retailers in Hunan province have participated in the “Super Chain Sales Partner Program”. Total sales to these Super Chain Stores were approximately $26,000 during the first quarter 2009. However, there is no assurance that our “New Agriculture-Generator” campaign will be successful.

Cost of Goods Sold,  Gross Profit and Gross Profit Margin

Cost of goods sold for the first quarter of 2009 totaled $146,242, an increase of $42,651, or  41% as compared to cost of goods sold of $103,591 for the same quarter ended March 31, 2008. The increase in cost of goods sold is in line with  the increase in sales.

Gross profit for the first quarter of 2009 was $323,330, an increase of $87,477, or 37%, as compared to gross profit of $235,853 for the same quarter of 2008. The increase in gross profit is also attributable to the increase in sales.

Gross profit margin, which is measured as the ratio of gross profit to sales, was 68.86% for the first quarter of 2009, a decrease of 0.62 percentage points as compared to 69.48% for the quarter ended March 31, 2008.

Comparison of Net Income for the Quarter Ended March 31, 2009 and 2008

	Three Months Ended March 31,
	2009	2008

Gross Profit	$323,330	$235,853

Selling and marketing	56,400	44,213
Professional fees	29,000	29,000
Depreciation and amortization expenses	11,843	16,170
Other general and administrative	67,108	35,051
Total selling, general and administrative	164,351	124,434

Income from operations	158,979	111,419
Interest expense	(56,582)	-
Interest income	4,519	4,909
Net Income	$106,916	$116,328

Selling and Marketing Expenses

Selling and marketing expenses were $56,400 for the quarter ended March 31, 2009, an increase of $12,187, or 28%, as compared to $44,213 for the quarter ended March 31, 2008. The increase in selling and marketing expenses is primarily attributable to the implementation of our “Super Chain Sales Partner Program” sales and marketing initiative.

Other General and Administrative Expense

Other general and administrative expense generally consists of: wages and related benefits, rent and utility expenses, office expenses, bad debt expense, director fees, and travel and miscellaneous expenses. Other general and administrative expense was $67,108 for the quarter ended March 31, 2009, an increase of $32,057, or 91%, as compared to $35,051 for the quarter ended March 31, 2008. Higher other general and administrative expenses in the first quarter of 2009 were primarily attributable to a $16,000 adjustment in connection with the allowance for doubtful accounts.

Interest expense

Interest expense increased by $56,582, which represents amortization of deferred financing costs of $27,374, amortization of fair value of warrants of $19,118, amortization of beneficial conversion feature of $6,340 and accrued loan interest of $3,750. These expenses relate to the convertible notes issued in September 2008.

Net income

Net income for the quarter ended March 31, 2009 was $106,916, a decrease of 8%, or $9,412, as compared to net income of $116,328 for the quarter ended March 31, 2008. The decrease in net income is primarily attributable to the increase in non cash interest expense, as explained above.

Liquidity and Capital Resources

As of March 31, 2009, 87% of the Company’s assets consist of cash and cash equivalents, as compared to 85% as of December 31, 2008. As of March 31, 2009, our cash and cash equivalents amounted to $8,570,966, an increase of $258,330 as compared to $8,312,636 as of December 31, 2008.

Net cash provided by operating activities was $136,842 and $146,178 for the quarters ended March 31, 2009 and 2008, respectively.

Net cash provided by investing activities was $131,152 and $0 for the quarters ended March 31, 2009 and 2008, respectively. The Company disposed of unused equipment and product rights in the first quarter of 2009 for total proceeds of $131,760.

Foreign currency translation

Xinsheng’s functional currency is the Chinese Yuan, or Renminbi (“RMB”). The appreciation of the RMB against the U.S. dollar will have a positive effect on our cash position, and vice versa. For the three months ended March 31, 2009, the exchange rate had a negative impact of $9,664 on our cash flows.  By comparison, for the period ended March 31, 2008, the exchange rate had a positive impact of $245,740 on our cash flows.

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

For purposes of comparison, had we been subject to the 25% tax, our operating cash flow and net income for the quarter ended March 31, 2009 and 2008 would each have been reduced by approximately $54,949 and $38,611, respectively.

Private Placement of Convertible Notes and Warrants

During the third quarter of 2008, we completed the sale of 3% unsecured convertible notes in an aggregate principal amount of $500,000 and series C warrants to purchase an aggregate of 500,000 shares of common stock to two accredited investors. We received net proceeds of $431,500, which the Company plans to use to pursue the expansion of its manufacturing and distribution operations and for general working capital purposes.

The notes mature two years from the date of issuance and bear interest at the rate of 3% per annum. The interest is payable annually in cash or, subject to approval of the holder, in shares of common stock,. Any interest which is not paid when due shall bear interest at the rate of fifteen percent (15%) per annum. Any principal which is not paid when due shall bear interest at the rate of eight percent (8%) per annum. The notes are convertible at the option of the holder into common stock at a conversion price of $0.50 per share. Accordingly, any conversions of the notes by the note holders would reduce the outstanding principal amount of the notes, which in turn would reduce interest payable on the notes. However, the likelihood of conversion by the note holders is affected by the Company’s stock price relative to the conversion price. The likelihood of conversion is greater if our stock price is at or above the conversion price. The conversion price is subject to adjustment upon the occurrence of stock splits, combinations, dividends, and subsequent offerings, as set forth in the notes.

Subject to effectiveness of the registration statement, the Company shall have the right to prepay the notes at 110% of the outstanding principal amount any time prior to the maturity date, and upon thirty (30) days prior written notice to the holders.

The series C warrants have a term of three years and are exercisable into shares of common stock on a one to one basis at an exercise pice of $1.50 per share. In addition to receiving shares of common stock, upon exercise of a series C warrant, each holder shall be issued a series D warrant to purchase additional shares of common stock in an amount equal to the number of series C warrants exercised. The series D warrants, if issued, shall have a term of three years and an exercise price of $2.00 per share. The exercise price of the warrants is subject to adjustment upon the occurrence of stock splits, combinations, dividends, and subsequent offerings, as set forth in the warrants. China Agri would receive cash proceeds from the exercise of the series C warrants, as well as from the exercise of the warrants issued to the placement agent. However, as with the notes, the likelihood of exercise by the warrant holders depends upon the Company’s stock price relative to the exercise price. The likelihood of exercise is greater if the stock price is at or above the exercise price. The exercise price is subject to adjustment upon the occurrence of stock splits, combinations, dividends, and subsequent offerings, as set forth in the warrants. Upon termination of any unexercised Series C warrants, the warrant holders would not receive any series D warrants, any shares underlying the Series C or Series D warrants, or any other securities.

The Company may call for the termination of any unexercised portion of the series C warrants upon consummation of a subsequent offering by the Company of not less than $7.5 million in gross proceeds, and upon thirty (30) days written notice to the holders.

In connection with the private placement we entered into registration rights agreements with the investors pursuant to which we have agreed to prepare and file a registration statement with the Securities and Exchange Commission not later than 60 calendar days after the final closing. The registration statement shall seek to register for resale, in the amounts set forth in the Registration Rights Agreement, (i) the warrant shares issuable upon exercise of the Warrants, and (ii) the conversion shares issuable upon conversion of the Notes.

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

In connection with the private placement, the placement agent received a cash commission of $40,000 and an expense allowance of $25,000. In addition, the placement agent received warrants to purchase 80,000 shares of common stock at an exercise price of $1.00 per share for a term of three years.

The Company believes that this private placement was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder.

Sources of Liquidity

We presently do not have any available credit, bank financing or other external sources of liquidity. We believe that our existing cash resources will be sufficient to meet our existing operating requirements for the foreseeable future. However, we are seeking opportunities to expand our manufacturing and distribution capabilities in the PRC that may require an investment beyond our existing cash resources. Accordingly, we expect that we will require additional funding through additional equity and/or debt financings. However, there can be no assurance that  any additional financing will become available to us, and if available, on terms acceptable to us.

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

Allowance for Doubtful Accounts

The Company’s receivables primarily consist of accounts receivable from its customers. Accounts receivable are recorded at invoiced amount and generally do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables.  The credit risk is controlled through credit approvals, limits and monitoring procedures.  The Company establishes an allowance for doubtful accounts based upon historical experience, management’s evaluation of the outstanding accounts, age of receivables and other factors. As of March 31, 2009, 46% of the Company’s trade receivables were current, 49% of the Company’s trade receivables were aged between 31-90 days and the remaining 5% of trade receivables were aged between 91 to 120 days. By comparison, as of December 31, 2008, 48% of the Company’s trade receivables were current and 52% of trade receivables were aged between 31 to 60 days.

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

Item 4. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject. To the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, which describes the various risks and uncertainties to which we are or may become subject to.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2009.

CHINA AGRI-BUSINESS, INC.

/s/ Liping Deng
Liping Deng
President, Chief Executive Officer, Director (Principal Executive Officer)

/s/ Xiaolong Zhou
Xiaolong Zhou
Chief Financial Officer (Principal Accounting and Financial Officer)