Form 10-Q
period 2009-06-30
China Agri-Business, Inc.
filed 2009-08-14
CIK 1378270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number 0-10560

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
(Address of principal executive offices) (Zip cod)

In the United States: (212) 348-5600
In the People’s Republic of China : (86) 29-88222938
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,958,574 shares as of August 11, 2009.

QUARTERLY REPORT ON FORM 10-Q
OF CHINA AGRI-BUSINESS, INC.
FOR THE PERIOD ENDED JUNE 30, 2009

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA AGRI-BUSINESS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

China Agri-Business, Inc.
Condensed Consolidated Balance Sheets

	June 30 2009	December 31 2009
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$8,887,933	$8,312,636
Accounts receivable, net of allowance for doubtful accounts of $5,895 and $6,524, respectively	37,249	45,165
Inventory	79,067	47,113
Other receivables	11,230	7,329
Prepaid expenses	16,490	22,345
Total Current Assets	9,031,969	8,434,588
Property, plant and equipment, net	116,491	231,278
Investment in Tienwe Technology	878,400	879,420
Deferred financing costs, net of accumulated amortization of $82,597 and $28,403, respectively	124,685	178,879
Intangible assets, net	15,995	59,495
Total Assets	$10,167,540	$9,783,660
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$224,374	$234,007
Total Current Liabilities	224,374	234,007
Long Term Liabilities
Convertible notes, net	377,715	327,020
Total Liabilities	602,089	561,027
Stockholders' Equity
Undesignated preferred stock, par value $.001 per share; authorized 4,900,000 shares; none issued	-	-
Common stock, par value $.001 per share; authorized 100,000,000 shares, issued and outstanding 12,958,574 and 12,958,574, respectively	12,959	12,959
Additional paid-in capital	4,369,786	4,369,786
Retained earnings	4,008,029	3,654,212
Accumulated other comprehensive income	1,174,677	1,185,676
Total stockholders' equity	9,565,451	9,222,633
Total Liabilities and Stockholders' Equity	$10,167,540	$9,783,660

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales of products	$703,875	$1,182,746	$1,173,447	$1,522,190
Cost of goods sold	188,652	354,986	334,894	458,577
Gross profit	515,223	827,760	838,553	1,063,613

Selling, general and administrative expenses	218,794	157,485	383,145	281,919
Income from operations	296,429	670,275	455,408	781,694
Interest and other income	6,279	6,608	10,798	11,517
Interest expense	(55,807)	-	(112,389)	-
Income before income taxes	246,901	676,883	353,817	793,211
Income taxes	-	-	-	-
Net income	$246,901	$676,883	$353,817	$793,211

Earnings per common share:
Basic	$0.02	$0.05	$0.03	$0.06
Diluted	$0.02	$0.05	$0.03	$0.06

Weighted average number of common shares used to compute earnings per common share:
Basic	12,958,574	12,958,574	12,958,574	12,958,574
Diluted	13,958,574	12,958,574	13,958,574	12,958,574

Comprehensive Income:
Net income	$246,901	$676,883	$353,817	$793,211
Other comprehensive (loss) income	(11,032)	292,565	(10,999)	473,395
Comprehensive Income:	$235,869	$969,448	$342,818	$1,266,606

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2009 (Unaudited) and the Year Ended December 31, 2008

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2007	12,958,574	$12,959	$4,150,636	2,308,873	$656,164	$7,128,632
Relative fair value of warrants and beneficial conversion feature included in sale of convertible notes	-	-	199,230	-	-	199,230
Fair value of Placement Agent warrants	-	-	19,920	-	-	19,920
Net income for the year ended December 31, 2008	-	-	-	1,345,339	-	1,345,339
Foreign currency translation adjustment	-	-	-	-	529,512	529,512
Balance, December 31, 2008	12,958,574	12,959	4,369,786	3,654,212	1,185,676	9,222,633
Net income for the six months ended June 30, 2009 (Unaudited)	-	-	-	353,817	-	353,817
Foreign currency translation adjustment (Unaudited)	-	-	-	-	(10,999)	(10,999)
Balance, June 30, 2009 (Unaudited)	12,958,574	$12,959	$4,369,786	$4,008,029	$1,174,677	$9,565,451
The accompanying notes are an integral part of these financial statements

China Agri -Business, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Operating activities
Net income	$353,817	$793,211
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	(560)	(15,437)
Depreciation of property, plant and equipment	20,558	25,855
Amortization of intangible assets and deferred financing costs	60,290	9,503
Amortization of debt discount and fair value of warrants	50,695	-
Changes in operating assets and liabilities:
Decrease / (increase) in accounts receivable	8,545	(4,723)
Increase in other receivable	(3,901)	(435)
Increase in inventory	(31,954)	(4,648)
Decrease in prepaid expenses	5,855	1,841
(Decrease) / increase in accounts payable and accrued liabilities	(9,633)	23,044
Deferred income	-	24,494
Net cash provided by operating activities	453,712	852,705
Investing activities
Proceeds from disposal of fixed assets and intangible assets	131,760	-
Property, plant and equipment additions	(608)	(4,742)
Net cash provided by / (used in) investing activities	131,152	(4,742)
Financing activities
Net cash provided by financing activities	-	-
Effect of exchange rate changes on cash and cash equivalents	(9,567)	406,197
Increase in cash and cash equivalents	575,297	1,254,160
Cash and cash equivalents, beginning of period	8,312,636	5,984,448
Cash and cash equivalents, end of period	$8,887,933	$7,238,608

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

China Agri, through its operating company in China, manufactures and sells non-toxic fertilizer, bactericide and fungicide products used for farming in the People’s Republic of China (the “PRC”). Crops grown with our products are eligible to qualify for the “AA Green Food” rating administered by the China Green Food Development Center, an agency under the jurisdiction of the Ministry of Agriculture of the PRC.

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

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (Continued)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows for the three and six months ended June 30, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month periods ended June 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date.

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

NOTE 3 – INVENTORY
Inventory consists of:	June 30,	December 31,
	2009	2008
	(Unaudited)
Raw materials	$49,499	$39,125
Finished goods	21,562	4,536
Other	8,006	3,452

Total inventory	$79,067	$47,113

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of:
	June 30,	December 31,
	2009	2008
	(Unaudited)
Building	$19,676	$19,699
Transportation equipment	222,834	223,092
Machinery and electronic equipment	50,667	146,034
Office equipment	3,502	3,508
	296,679	392,333

Less accumulated depreciation	180,188	161,055
Property, plant and equipment, net	$116,491	$231,278

Depreciation expense was $20,558 and $47,374 for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively. In the first quarter of 2009, the Company returned certain unused manufacturing equipment to the original vendor for $94,428, an amount equal to the net book value of the equipment.

NOTE 5 – INVESTMENT IN TIENWE TECHNOLOGY INC

On July 29, 2005, Xinsheng acquired a 13.95% equity interest in Tienwe Technology Inc. (“Tienwe”), a PRC company, for 6,000,000 RMB ($878,400 and $879,420 translated at the June 30, 2009 and December 31, 2008 exchange rate, respectively). The investment is carried at cost. Tienwe shares are not quoted or traded on any securities exchange or in any recognized over-the-counter market; accordingly, it is not practicable to estimate the fair value of the investment. Tienwe sells aerospace products to military industry customers.

NOTE 6 – DEFERRED FINANCING COSTS

Deferred financing costs, which are being amortized as interest expense over the two year term of the convertible notes payable due September 29, 2010, consist of:

	June 30, 2009	December 31, 2008
	(Unaudited)
Placement Agent commissions	$40,000	$40,000
Placement Agent expense allowance	25,000	25,000
Fair value of Placement Agent warrants	19,920	19,920
Legal and other fees	122,362	122,362
Total	207,282	207,282
Less: accumulated amortization	(82,597)	(28,403)
Deferred Financing Costs, end of period	$124,685	$178,879

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets, net, consist of:
	June 30,	December 31,
	2009	2008
	(Unaudited)
Product rights	$52,704	$90,141
Patent	14,640	14,657
Trademark	2,187	2,190
Total	69,531	106,988
Less accumulated amortization	53,536	47,493
Intangible assets, net	$15,995	$59,495

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

Estimated amortization expense for each of the Company’s succeeding years ending June 30, 2010, 2011, 2012, 2013 and 2014 is $12,224, $2,561, $868, $53 and $53, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable, net, consist of:
	June 30,	December 31,
	2,009	2008
	(Unaudited)
Convertible notes - face amount	$500,000	$500,000
Less:
Debt discount attributable to the relative fair value of warrants	(149,615)	(149,615)
Debt discount attributable to the intrinsic value of the beneficial conversion feature	(49,615)	(49,615)
Less accumulated amortization of debt discounts	76,945	26,250
Convertible notes payable, net	$377,715	$327,020

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

In connection with the transaction, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 60 days following the final closing date. In addition, if the registration statement is not declared effective within 120 days from the filing date, the Company is subject to monthly cash liquidated damages payments equal to 2% of the purchase price paid by each investor, subject to a maximum of 24%. On February 13, 2009, the Company filed a registration statement on Form S-1 to register the shares underlying the convertible notes and warrants. On June 12, 2009, the investors by letter agreement extended the date the Form S-1 is required to become effective to July 31, 2009 before liquidated damages would be required to be paid.  On August 12, 2009, the Company and the investors entered  into a letter agreement extending the date the Form S-1 is required to become effective to September 30, 2009.

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

NOTE 10 - WARRANTS

The Company has issued warrants (exercisable into shares of common stock) to investors, the Underwriter as compensation in connection with the Company’s initial public offering, and the Placement Agent as part of compensation for its private placement of convertible notes. Changes in the warrants outstanding are as follows:

	June 30, 2009	Year Ended December 31, 2008
	(Unaudited)
Outstanding at beginning of period	1,387,580	807,580
Warrants issued	-	580,000
Warrants exercised	-	-
Warrants expired	(10,000)	-
Outstanding at end of period	1,377,580	1,387,580

Exercisable at end of period	1,377,580	1,387,580

Warrants outstanding at June 30, 2009 consist of:
Date Issued	Expiration Date	Number of Warrants	Weighted Average Exercise Price
October 11, 2007	October 10, 2010	379,800	1.50
October 11, 2007	October 10, 2010	379,800	2.00
October 11, 2007	October 10, 2012	37,980	1.00
September 29, 2008	September 29, 2011	80,000	1.00
September 29, 2008 (1)	September 29, 2011	500,000	1.50
Total		1,377,580	$1.60
(1) Represents Series C warrants

NOTE 11 – RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Meixin and Xinsheng only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations.  In addition, PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payments of dividends as a reserve fund.  As a result of these PRC laws and regulations, the Company is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances, which restricted portion amounted to approximately $5,139,000 and $5,104,000 at June 30, 2009 and December 31, 2008, respectively.

NOTE 12 – INCOME TAXES

Xinsheng is subject to a PRC 25% standard enterprise income tax.  However, due to its agricultural industry status, the National Tax Bureau in Xi’an High-Tech Development Zone has granted Xinsheng exemptions from this tax since 2006. The Company has to apply for exemption status on an annual basis.

At June 30, 2009 and December 31, 2008, the Company had an unrecognized deferred United States income tax liability relating to undistributed earnings of Xinsheng.  These earnings are considered to be permanently invested in operations outside the United States.  Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances.  Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

The Company did not have any significant temporary differences relating to deferred tax liabilities as of June 30, 2009 and December 31, 2008.

The provisions for income taxes differ from the amounts computed by applying the statutory United States federal income tax rate to income (loss) before income taxes.  Reconciliations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expected tax at 35%	$86,415	$236,909	$123,836	$277,624

Tax effect of unutilized losses of China Agri and Meixin	38,722	3,153	78,229	16,494

Effect of PRC income tax exemption granted to Xinsheng	(89,383)	(171,473)	(144,332)	(210,084)

Permanent difference relating to Xinsheng's earnings to be permanently invested in operations outside the United States	(35,754)	(68,589)	(57,733)	(84,034)
Actual provision for income taxes	$-	$-	$-	$-

NOTE 13 – SEGMENT INFORMATION

The Company operates in one industry segment – the manufacturing and sale of agricultural enhancement products.  Substantially all of the Company’s identifiable assets at June 30, 2009 and December 31, 2008 were located in the PRC.  Net sales for the periods presented were all derived from PRC customers.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

Xinsheng leases its office space (approximately 7300 square feet) at an annual rent of 366,390 RMB ($53,640 translated at the June 30, 2009 exchange rate) under a lease with a three year term expiring March 31, 2011.

Xinsheng leases its operating and testing space (approximately 2600 square feet) at an annual rent of 38,500 RMB ($5,636 translated at the June 30, 2009 exchange rate) under a lease expiring March 31, 2010.

Xinsheng leases its manufacturing space (approximately 22,600 square feet) at an annual rent of 90,000 RMB ($13,176 translated at the June 30, 2009 exchange rate) under a lease expiring December 21, 2010.

China Agri utilizes office space provided by one of its directors at no cost.

For the three months ended June 30, 2009 and 2008, and for the six months ended June 30, 2009 and 2008, rental and related expenses for all operating leases amounted to $34,967, $16,471, $46,376 and $32,367, respectively.

At June 30, 2009, future minimum rental commitments under all non-cancellable operating leases are:

Twelve months ending June 30,	Minimum Rent
2010	$71,043
2011	46,818
Total	$117,861

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

NOTE 15 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in seven banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of June 30, 2009 and December 31, 2008, the Company’s uninsured cash balances were approximately $8,883,000 and $8,300,000, respectively.

NOTE 16 – SUBSEQUENT EVENTS

As discussed in Note 8, on June 12, 2009, the investors by letter agreement extended the date the Form S-1 is required to become effective to July 31, 2009 before liquidated damages would be required to be paid.  On August 12, 2009, the Company and the investors entered  into a letter agreement extending the date the Form S-1 is required to become effective to September 30, 2009.

The Company has evaluated subsequent events through August 14, 2009, the filing date of this Form 10-Q, and has determined that there were no other subsequent events to be recognized or disclosed in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

References to the “PRC” or “China” are to the People’s Republic of China. Unless otherwise noted, all currency figures are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan, which is also known as the renminbi. Unless otherwise specified, the words “Company,” “China Agri” “we,” “us,” and “our,” refer collectively to China Agri-Business, Inc., Mei Xin Agri Technology (Shaanxi) Co., Ltd., and Shaanxi Xin Sheng Centennial Agricultural and Technology Co., Ltd., our operating company in the PRC).

Overview

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

Although we do not produce “Green Food” products, crops grown by farmers with the use of our products may qualify for the “AA green food” designation in the PRC. The green food rating system, which consists of an “A” rating and a more stringent “AA” rating, is overseen by the China Green Food Development Center, an agency under the jurisdiction of the Ministry of Agriculture of the PRC. The “AA” rating indicates that the crops contain minimal chemical residue from fertilizers. While crops grown using our products may qualify for the “AA green food” designation, our products themselves do not bear the “AA green food” designation.  We do not incur additional costs in producing products that allow farmers crops to qualify for the “AA green food” designation.

Results of Operations

Three Months Ended June 30, 2009 as compared to Three Months Ended June 30, 2008

Comparison of Gross Profit for the Quarter Ended June 30, 2009 and 2008

	Three Months Ended June 30,
	2009	2008
Sales	$703,875	$1,182,746
Cost of Goods Sold	188,652	354,986

Gross Profit	$515,223	$827,760

Gross Profit Margin	73.20%	69.99%

Sales

Sales for the three months ended June 30, 2009 totaled $703,875, a decrease of $478,871, or 40% as compared to sales of $1,182,746 for the same quarter ended June 30, 2008. The year over year decrease in sales was attributable to the continued negative impact of severe weather conditions in China during 2008. The farmers in the disaster affected areas are reluctant to buy organic fertilizer due to poor income in 2008. We expect that our sales in the disasters affected areas  will continue to be negatively impacted through the remainder of 2009.

During 2008 we launched a new sales and marketing initiative “New Agriculture-Generator” designed to expand our distribution network directly in the rural areas of China.  The purpose of the campaign is to establish a closer relationship with farmers through agricultural cooperatives located throughout the rural areas of China. One component of this initiative is called the “Super Chain Sales Partner Program”. As of June 30, 2009, approximately 61 retailers in Shaanxi province and approximately 42 retailers in Hunan province have participated in the “Super Chain Sales Partner Program”. Total sales to these Super Chain Stores were approximately $128,385 during the three months ended June 30,  2009.

Cost of Goods Sold,  Gross Profit and Gross Profit Margin

Cost of goods sold for the three months ended June 30, 2009 totaled $188,652, a decrease of $166,334, or  43% as compared to cost of goods sold of $354,986 for the same quarter ended June 30, 2008. The decrease in cost of goods sold was in line with  the decrease in sales.

Gross profit for the three months ended June 30,  2009 was $515,223, a decrease of $312,537, or 38%, as compared to gross profit of $827,760 for the same quarter of 2008. The decrease in gross profit was also attributable to the decrease in sales.

Gross profit margin, which is measured as the ratio of gross profit to sales, was 73.20% for the three months ended June 30,  2009, an increase of 3.21 percentage points as compared to 69.99% for the quarter ended June 30, 2008.  The increase in sales prices since April 2008 was the major contribution to the improvement of gross margin. In addition, we sold more products in the foreign provinces during the three months ended June 30, 2009 than during the three months ended March 31, 2009. The prices of products sold in foreign provinces are higher than the prices in our domestic province.

Comparison of Net Income for the Three Months Ended June 30, 2009 and 2008

	Three Months Ended June 30,
	2009	2008

Gross Profit	$515,223	$827,760

Selling and marketing	94,524	37,358
Professional fees	31,663	36,046
Depreciation and amortization expenses	11,878	16,357
Other general and administrative expenses	80,729	67,724
Total selling, general and administrative expenses	218,794	157,485

Income from operations	296,429	670,275
Interest expense	(55,807)	-
Interest income	6,279	6,608
Net Income	$246,901	$676,883

Selling and Marketing Expenses

Selling and marketing expenses were $94,524 for the three months ended June 30, 2009, an increase of $57,166, or 153%, as compared to $37,358 for the three months ended June 30, 2008. The increase in selling and marketing expenses was primarily attributable to the implementation of our “Super Chain Sales Partner Program” sales and marketing initiative.

Other General and Administrative Expenses

Other general and administrative expenses generally consist of: wages and related benefits, rent and utility expenses, office expenses, bad debt expense, director fees, and travel and miscellaneous expenses. Other general and administrative expenses were $80,729 for the quarter ended June 30, 2009, an increase of $13,005, or 19%, as compared to $67,724 for the quarter ended June 30, 2008. Higher other general and administrative expenses in the second quarter of 2009 were primarily attributable to the increase of rental and utilities expenses and research and development expenses.

Interest expense

Interest expense increased by $55,807, which represents amortization of deferred financing costs of $26,820, amortization of fair value of warrants of $18,952, amortization of beneficial conversion feature of $6,285 and accrued loan interest of $3,750. These expenses relate to the convertible notes issued in September 2008.

Net income

Net income for the quarter ended June 30, 2009 was $246,901, a decrease of 64%, or $429,982, as compared to net income of $676,883 for the quarter ended June 30, 2008. The decrease in net income was primarily due to the decrease in sales, the increase in selling and marketing expenditures and the increase in non cash interest expense, as explained above.

Six Months Ended June 30, 2009 as compared to Six Months Ended June 30, 2008

Comparison of Gross Profit for the Six Months Ended June 30, 2009 and 2008

	Six Months Ended June 30,
	2009	2008
Sales	$1,173,447	$1,522,190
Cost of Goods Sold	334,894	458,577

Gross Profit	$838,553	$1,063,613

Gross Profit Margin	71.46%	69.87%

Sales

Sales for the six months ended June 30, 2009 totaled $1,173,447, a decrease of $348,743, or 23% as compared to sales of $1,522,190 for the six months ended June 30, 2008. The year over year decrease in sales was attributable to the continued negative impact of severe weather conditions in China during 2008. The farmers in the disaster affected areas are reluctant to buy organic fertilizer due to poor income in 2008. We expect that our sales in the disasters affected areas  will continue to be negatively impacted through the remainder of 2009.

During 2008 we launched a new sales and marketing initiative “New Agriculture-Generator” designed to expand our distribution network directly in the rural areas of China.  The purpose of the campaign is to establish a closer relationship with farmers through agricultural cooperatives located throughout the rural areas of China. One component of this initiative is called the “Super Chain Sales Partner Program”. As of June 30, 2009, approximately 61 retailers in Shaanxi province and approximately 42 retailers in Hunan province have participated in the “Super Chain Sales Partner Program”. Total sales to these Super Chain Stores were approximately $154,414 during the six months ended June 30,  2009.

Cost of Goods Sold,  Gross Profit and Gross Profit Margin

Cost of goods sold for the six months ended June 30,  2009 totaled $334,894, a decrease of $123,683, or  27% as compared to cost of goods sold of $458,577 for the six months ended June 30, 2008. The decrease in cost of goods sold was in line with  the decrease in sales.

Gross profit for the six months ended June 30,  2009 was $838,553, a decrease of $225,060, or 21%, as compared to gross profit of $1,063,613 for the six months of 2008. The decrease in gross profit was also attributable to the decrease in sales.

Gross profit margin, which is measured as the ratio of gross profit to sales, was 71.46% for the six months ended June 30,  2009, an increase of 1.59 percentage points as compared to 69.87% for the six months ended June 30, 2008.  The increase in sales prices since April 2008 was the major contribution to the improvement of gross margin.

Comparison of Net Income for the Six Months Ended June 30, 2009 and 2008

	Six Months Ended June 30,
	2009	2008

Gross Profit	$838,553	$1,063,613

Selling and marketing	150,924	81,571
Professional fees	60,663	65,046
Depreciation and amortization expenses	23,721	32,527
Other general and administrative expenses	147,837	102,775
Total selling, general and administrative expenses	383,145	281,919

Income from operations	455,408	781,694
Interest expense	(112,389)	-
Interest income	10,798	11,517
Net Income	$353,817	$793,211

Selling and Marketing Expenses

Selling and marketing expenses were $150,924 for the six months ended June 30, 2009, an increase of $69,353, or 85%, as compared to $81,571 for the six months ended June 30, 2008. The increase in selling and marketing expenses was primarily attributable to the implementation of our “Super Chain Sales Partner Program” sales and marketing initiative.

Other General and Administrative Expenses

Other general and administrative expenses generally consist of: wages and related benefits, rent and utility expenses, office expenses, bad debt expense, director fees, and travel and miscellaneous expenses. Other general and administrative expenses were $147,837 for the six months ended June 30, 2009, an increase of $45,062, or 44%, as compared to $102,775 for the six months ended June 30, 2008. Higher other general and administrative expenses in the six months ended June 30, 2009 were primarily attributable to the increase of rental and utilities expenses and research and development expenses.

Interest expense

Interest expense increased by $112,389, which represented amortization of deferred financing costs of $54,194, amortization of fair value of warrants of $38,070, amortization of beneficial conversion feature of $12,625 and accrued loan interest of $7,500. These expenses were related to the convertible notes issued in September 2008.

Net income

Net income for the six months ended June 30, 2009 was $353,817, a decrease of 55%, or $439,394, as compared to net income of $793,211 for the six months ended June 30, 2008. The decrease in net income was primarily due to the decrease in sales, the increase in selling and marketing expenditures and the increase in non cash interest expense, as explained above.

Liquidity and Capital Resources

As of June 30, 2009, 87% of the Company’s assets consisted of cash and cash equivalents, as compared to 85% as of December 31, 2008. As of June 30, 2009, our cash and cash equivalents amounted to $8,887,933, an increase of $575,297 as compared to $8,312,636 as of December 31, 2008.

Net cash provided by operating activities was $453,712 and $852,705 for the six months ended June 30, 2009 and 2008, respectively.

Net cash provided by investing activities was $131,152 for the six months ended June 30, 2009. The Company received total proceeds of $131,760 from the disposal of unused equipment and product rights in the first quarter of 2009. Cash used in investing activities was $608 and $4,742 for the six months ended June 30, 2009 and 2008, respectively.

Foreign currency translation

Xinsheng’s functional currency is the Chinese Yuan, or Renminbi (“RMB”). The appreciation of the RMB against the U.S. dollar will have a positive effect on our cash position, and vice versa. For the six months ended June 30, 2009, the exchange rate had a negative impact of $9,567 on our cash flows.  By comparison, for the six months ended June 30, 2008, the exchange rate had a positive impact of $406,197 on our cash flows.

Tax-exempt status in the PRC

Xinsheng is subject to a 25% standard enterprise income tax in the PRC. However, due to Xinsheng’s agricultural activities, the National Tax Bureau in Xi’an High-Tech Development Zone has granted Xinsheng annual exemptions from this tax for the years ending December 31, 2007, 2008 and 2009.

For purposes of comparison, had we been subject to the 25% tax, our operating cash flow and net income for the six months ended June 30, 2009 and 2008 would each have been reduced by approximately $144,332 and $210,084, respectively.

Private Placement of Convertible Notes and Warrants

During the third quarter of 2008, we completed the sale of 3% unsecured convertible notes in an aggregate principal amount of $500,000 and series C warrants to purchase an aggregate of 500,000 shares of common stock to two accredited investors. We received net proceeds of $431,500, which the Company has used to pursue the expansion of its manufacturing and distribution operations and for general working capital purposes.

The notes mature two years from the date of issuance and bear interest at the rate of 3% per annum. The interest is payable annually in cash or, subject to approval of the holder, in shares of common stock. Any interest which is not paid when due shall bear interest at the rate of fifteen percent (15%) per annum. Any principal which is not paid when due shall bear interest at the rate of eight percent (8%) per annum. The notes are convertible at the option of the holder into common stock at a conversion price of $0.50 per share. Accordingly, any conversions of the notes by the note holders would reduce the outstanding principal amount of the notes, which in turn would reduce interest payable on the notes. However, the likelihood of conversion by the note holders is affected by the Company’s stock price relative to the conversion price. The likelihood of conversion is greater if our stock price is at or above the conversion price. The conversion price is subject to adjustment upon the occurrence of stock splits, combinations, dividends, and subsequent offerings, as set forth in the notes.

Subject to effectiveness of the registration statement, the Company shall have the right to prepay the notes at 110% of the outstanding principal amount any time prior to the maturity date, and upon thirty (30) days prior written notice to the holders.

The series C warrants have a term of three years and are exercisable into shares of common stock on a one to one basis at an exercise price of $1.50 per share. In addition to receiving shares of common stock, upon exercise of a series C warrant, each holder shall be issued a series D warrant to purchase additional shares of common stock in an amount equal to the number of series C warrants exercised. The series D warrants, if issued, shall have a term of three years and an exercise price of $2.00 per share. The exercise price of the warrants is subject to adjustment upon the occurrence of stock splits, combinations, dividends, and subsequent offerings, as set forth in the warrants. China Agri would receive cash proceeds from the exercise of the series C warrants, as well as from the exercise of the warrants issued to the placement agent. However, as with the notes, the likelihood of exercise by the warrant holders depends upon the Company’s stock price relative to the exercise price. The likelihood of exercise is greater if the stock price is at or above the exercise price. Upon termination of any unexercised Series C warrants, the warrant holders would not receive any series D warrants, any shares underlying the Series C or Series D warrants, or any other securities.

The Company may call for the termination of any unexercised portion of the series C warrants upon consummation of a subsequent offering by the Company of not less than $7.5 million in gross proceeds, and upon thirty (30) days written notice to the holders.

In connection with the private placement we entered into registration rights agreements with the investors pursuant to which we have agreed to prepare and file a registration statement with the Securities and Exchange Commission not later than 60 calendar days after the final closing. The registration statement shall seek to register for resale, in the amounts set forth in the Registration Rights Agreement, (i) the warrant shares issuable upon exercise of the Warrants, and (ii) the conversion shares issuable upon conversion of the Notes. On February 13, 2009, the Company filed a registration statement on From S-1. On June 12, 2009, the investors by letter agreement extended the date the Form S-1 is required to become effective to July 31, 2009 before liquidated damages would be required to be paid.  On August 12, 2009, the Company and the investors entered  into a letter agreement extending the date the Form S-1 is required to become effective to September 30, 2009.

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Allowance for Doubtful Accounts

The Company’s receivables primarily consist of accounts receivable from its customers. Accounts receivable are recorded at invoiced amount and generally do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables.  The credit risk is controlled through credit approvals, limits and monitoring procedures.  The Company establishes an allowance for doubtful accounts based upon historical experience, management’s evaluation of the outstanding accounts, age of receivables and other factors. As of June 30, 2009, 33% of the Company’s trade receivables were current, 60% of the Company’s trade receivables were aged between 31 to 60 days and the remaining 7% of trade receivables were aged between 61 to 90 days. By comparison, as of December 31, 2008, 48% of the Company’s trade receivables were current and 52% of trade receivables were aged between 31 to 60 days.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of to be reported at the lower of the carrying amount or the fair value less costs to sell.

Recent Accounting Pronouncements

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the unaudited condensed consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

•
FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly , provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157 (“SFAS 157”),  Fair Value Measurements . FSP FAS 157-4 reaffirms what SFAS 157 states is the objective of fair value measurement, to reflect how much an asset would be sold for in an orderly transaction at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

•
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This relates to fair value disclosures for any financial instruments that are not currently reflected on the consolidated balance sheet at fair value. FSP FAS 107-1 and APB 28-1 now require that fair value disclosures be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

•
FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This FSP is intended to bring greater consistency to the timing of impairment recognition and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

These standards were effective for periods ending after June 15, 2009. The adoption of these accounting standards had no material effect on our consolidated financial statements.

SFAS No. 165

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  We adopted SFAS No. 165 for the Quarterly Report for the period ending June 30, 2009.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events, including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statement and disclosures regarding all subsequent events.  SFAS No. 165 also requires a public entity to disclose the date through which an entity has evaluated subsequent events.  We have evaluated subsequent events through the date of filing as disclosed in Note 16.

SFAS No. 166

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140,” which eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 is effective for periods beginning after November 15, 2009. The Company is evaluating the impact of SFAS No. 166 on its consolidated financial statements.

SFAS No. 167

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires additional disclosures. SFAS No. 167 is effective for periods beginning after November 15, 2009. The Company is evaluating the impact of SFAS No. 167 on its consolidated financial statements.

SFAS No. 168

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also included in the Codification as sources of authoritative US GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this rule will not affect reported results of operations, financial condition or cash flows. The Company will implement SFAS No. 168 in its third quarter Form 10-Q by updating the previous FASB references to the Codification.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of June 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluation of its internal controls to enhance, where necessary, its procedures and controls.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject. To the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A – Risk Factors.

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, which describes the various risks and uncertainties to which we are or may become subject to.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3 – Defaults Upon Senior Securities.
None.

Item 4 – Submission of Matters to a Vote of Security Holders.
None.

Item 5 – Other Information.

In connection with the Company’s sale of 3% unsecured convertible notes in an aggregate principal amount of $500,000 and Series C warrants to purchase 500,000 shares of common stock to two accredited investors, JAG Multi-Investments, LLC and Keith Guenther (the “Investors”), in September 2008, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale by the Investors of the common stock underlying the convertible notes and warrants on a Form S-1, subject to certain limitations. The registration rights agreement provides for liquidated damages to be paid by the Company in the event the Form S-1 is not declared effective by the SEC by a certain date.  On June 12, 2009, the Investors by letter agreement extended the date the Form S-1 is required to become effective to July 31, 2009.  On August 12, 2009, the Company and the Investors entered  into another letter agreement extending the date the Form S-1 is required to become effective to September 30, 2009. In this letter agreement, the Company and the Investors also clarified that any liquidated damages required to be paid under the registration rights agreement are required to be paid to the convertible noteholders.

Item 6 – Exhibits.

10.1 Letter agreement dated as of August 12, 2009 among China Agri-Business, JAG Multi-Investments, LLC and Keith Guenther.
31.2 Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2009.

CHINA AGRI-BUSINESS, INC.

/s/Liping Deng
Liping Deng
President, Chief Executive Officer, Director (Principal Executive Officer)

/s/Xiaolong Zhou
Xiaolong Zhou
Chief Financial Officer (Principal Accounting and Financial Officer)