Form 10-Q
period 2009-09-30
China Agri-Business, Inc.
filed 2009-11-16
CIK 1378270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number 333-140118

CHINA AGRI-BUSINESS, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3912942
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

In the People’s Republic of China:
Building 2, Unit 1, 15th Floor
Ling Xian Xin Cheng
86 Gaoxin Road
Hi-Tech Industrial Development Zone
Xian, Shannxi, China 710065

In the United States:
11 East 86th Street, New York, New York 10028
(Address of principal executive offices) (Zip code)

In the United States: (212) 348-5600
In the People’s Republic of China: (86) 029-68596556
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,958,574 shares as of November 13, 2009.

QUARTERLY REPORT ON FORM 10-Q
OF CHINA AGRI-BUSINESS, INC.
FOR THE PERIOD ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

ITEM NO.	PAGE NO.

PART I – Financial Information
1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	F-1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (Unaudited)	F-2
Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2009 (Unaudited) and the year ended December 31, 2008	F-3
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (Unaudited)	F-4
Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
3. Quantitative and Qualitative Disclosures about Market Risk	9
4. Controls and Procedures	10

PART II – Other Information
1. Legal Proceedings	11
1A. Risk Factors	11
2. Unregistered Sales of Equity Securities and Use of Proceeds	11
3. Defaults Upon Senior Securities	11
4. Submission of Matters to a Vote of Security Holders	11
5. Other Information	11
6. Exhibits	11
Signatures	12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA AGRI-BUSINESS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	F-1

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (Unaudited)	F-2

Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2009 (Unaudited) and the year ended December 31, 2008	F-3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5 - F-12

China Agri -Business, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$9,043,466	$8,312,636
Accounts receivable, net of allowance for doubtful accounts of $4,981 and $6,524, respectively	28,494	45,165
Inventory	112,943	47,113
Other receivables	7,325	7,329
Prepaid expenses	31,830	22,345
Total Current Assets	9,224,058	8,434,588
Property, plant and equipment, net of accumulated depreciation of $190,251 and $161,055, respectively	350,665	231,278
Investment in Tienwe Technology	879,000	879,420
Deferred financing costs, net of accumulated amortization of $108,858 and $28,403, respectively	98,424	178,879
Intangible assets, net of accumulated amortization of $56,664 and $47,493, respectively	12,935	59,495
Total Assets	$10,565,082	$9,783,660

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of long-term debt	$7,854	$-
Current portion of convertible notes, net of unamortized debt discounts	402,725	-
Accounts payable and accrued liabilities	225,671	234,007
Total Current Liabilities	636,250	234,007

Long Term Liabilities
Long-term debt	108,650	-
Convertible notes, net of unamortized debt discounts	-	327,020
Total Long Term Liabilities	108,650	327,020

Total Liabilities	744,900	561,027

Stockholders' Equity
Undesignated preferred stock, par value $.001 per share; authorized 4,900,000 shares; none issued	-	-
Common stock, par value $.001 per share; authorized 100,000,000 shares, issued and outstanding 12,958,574 and 12,958,574, respectively	12,959	12,959
Additional paid-in capital	4,369,786	4,369,786
Retained earnings	4,255,847	3,654,212
Accumulated other comprehensive income	1,181,590	1,185,676
Total stockholders' equity	9,820,182	9,222,633
Total Liabilities and Stockholders' Equity	$10,565,082	$9,783,660

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales of products	$617,457	$612,301	$1,790,904	$2,134,491
Cost of goods sold	184,587	154,222	519,481	612,799
Gross profit	432,870	458,079	1,271,423	1,521,692

Selling, general and administrative expenses	136,305	78,118	519,450	360,037
Income from operations	296,565	379,961	751,973	1,161,655
Interest and other income	6,274	10,217	17,072	21,734
Interest expense	(55,021)	(618)	(167,410)	(618)
Income before income taxes	247,818	389,560	601,635	1,182,771
Income taxes	-	-	-	-
Net income	$247,818	$389,560	$601,635	$1,182,771

Earnings per common share:
Basic	$0.02	$0.03	$0.05	$0.09
Diluted	$0.02	$0.03	$0.04	$0.09

Weighted average number of common shares used to compute earnings per common share:
Basic	12,958,574	12,958,574	12,958,574	12,958,574
Diluted	13,958,574	12,980,313	13,958,574	12,965,900

Comprehensive Income:
Net income	$247,818	$389,560	$601,635	$1,182,771
Other comprehensive (loss) income	6,913	89,025	(4,086)	562,420
Comprehensive Income	$254,731	$478,585	$597,549	$1,745,191

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2009 (Unaudited) and the Year Ended December 31, 2008

					Accumulated
					Other
	Common Stock	Common Stock	Additional Paid-	Retained	Comprehensive
	Shares	Amount	in Capital	Earnings	Income	Total
Balance, December 31, 2007	12,958,574	$12,959	$4,150,636	$2,308,873	$656,164	$7,128,632
Relative fair value of warrants and beneficial conversion feature included in sale of convertible notes	-	-	199,230	-	-	199,230
Fair value of Placement Agent warrants	-	-	19,920	-	-	19,920
Net income for the year ended December 31, 2008	-	-	-	1,345,339	-	1,345,339
Foreign currency translation adjustment	-	-	-	-	529,512	529,512
Balance, December 31, 2008	12,958,574	12,959	4,369,786	3,654,212	1,185,676	9,222,633
Net income for the nine months ended September 30, 2009 (Unaudited)	-	-	-	601,635	-	601,635
Foreign currency translation adjustment (Unaudited)	-	-	-	-	(4,086)	(4,086)
Balance, September 30, 2009 (Unaudited)	12,958,574	$12,959	$4,369,786	$4,255,847	$1,181,590	$9,820,182

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Operating activities
Net income	$601,635	$1,182,771
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	(1,477)	13,318
Depreciation of property, plant and equipment	29,169	37,029
Amortization of intangible assets and deferred financing costs	89,620	15,032
Amortization of debt discount and fair value of warrants	75,705	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	18,214	8,070
Increase in other receivable	-	(509)
Increase in inventory	(65,830)	(9,299)
(Increase) / decrease in prepaid expenses	(9,485)	1,507
(Decrease) / increase in accounts payable and accrued liabilities	(8,336)	76,917
Net cash provided by operating activities	729,215	1,324,836

Investing activities
Proceeds from disposal of fixed assets and intangible assets	131,760	-
Property, plant and equipment additions	(244,645)	(4,742)
Net cash used in investing activities	(112,885)	(4,742)

Financing activities
Proceeds from long-term debt	117,200	-
Repayment of long-term debt	(696)	-
Proceeds from convertible notes	-	483,680
Financing costs	-	(114,200)
Net cash provided by financing activities	116,504	369,480
Effect of exchange rate changes on cash and cash equivalents	(2,004)	495,250
Increase in cash and cash equivalents	730,830	2,184,824
Cash and cash equivalents, beginning of period	8,312,636	5,984,448
Cash and cash equivalents, end of period	$9,043,466	$8,169,272

Supplemental Disclosures of Cash Flow Informtion:
Interest paid	$15,000	$-
Non Cash Financing Activities:
Relative fair value of warrants and beneficial conversion feature	$-	$219,150

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

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month periods ended September 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date.

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

NOTE 3 – INVENTORY

Inventory consists of:	September 30,	December 31,
	2009	2008
	(Unaudited)
Raw materials	$73,938	$39,125
Finished goods	30,994	4,536
Others	8,011	3,452

Total inventory	$112,943	$47,113

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of:
	September 30,	December 31,
	2009	2008
	(Unaudited)
Building	$263,727	$19,699
Transportation equipment	222,986	223,092
Machinery and electronic equipment	50,697	146,034
Office equipment	3,506	3,508
	540,916	392,333

Less accumulated depreciation	(190,251)	(161,055)

Property, plant and equipment, net	$350,665	$231,278

In August 2009, Xinsheng acquired a building in Shannxi, China containing approximately 3,800 square feet of space for $244,073 (1,665,783 RMB). $126,873 (865,783 RMB) of the purchase price was paid in cash and the remaining $117,200 (800,000 RMB) was financed through a 10 year mortgage (see note 9). For legal expediency reasons, the building and mortgage were acquired in the name of the Company’s Chairman of the board of directors.

Depreciation expense was $29,169 and $47,374 for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively. In the first quarter of 2009, the Company returned certain unused manufacturing equipment to the original vendor for $94,428, an amount equal to the net book value of the equipment.

NOTE 5 – INVESTMENT IN TIENWE TECHNOLOGY INC

On July 29, 2005, Xinsheng acquired a 13.95% equity interest in Tienwe Technology Inc. (“Tienwe”), a PRC company, for 6,000,000 RMB ($879,000 and $879,420 translated at the September 30, 2009 and December 31, 2008 exchange rate, respectively). The investment is carried at cost. Tienwe shares are not quoted or traded on any securities exchange or in any recognized over-the-counter market; accordingly, it is not practicable to estimate the fair value of the investment. Tienwe sells aerospace products to military industry customers.

NOTE 6 – DEFERRED FINANCING COSTS

Deferred financing costs, which are being amortized as interest expense over the two year term of the convertible notes payable due September 29, 2010, consist of:

	September 30, 2009	December 31, 2008
	(Unaudited)
Placement Agent commissions	$40,000	$40,000
Placement Agent expense allowance	25,000	25,000
Fair value of Placement Agent warrants	19,920	19,920
Legal and other fees	122,362	122,362
Total	207,282	207,282
Less: accumulated amortization	(108,858)	(28,403)

Deferred Financing Costs, end of period	$98,424	$178,879

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets, net, consist of:
	September 30,	December 31,
	2009	2008
	(Unaudited)
Product rights	$52,740	$90,141
Patent	14,650	14,657
Trademark	2,189	2,190
Total	69,579	106,988
Less accumulated amortization	(56,644)	(47,493)

Intangible assets, net	$12,935	$59,495

The product rights were acquired by Xinsheng in December 2006 from an unrelated third party and relate to nine registered fertilizer products.  In the first quarter of 2009, the Company returned three of these products rights to the original vendor for $37,332, an amount equal to the net book value of the respective assets.

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

Estimated amortization expense for each of the Company’s succeeding years ending September 30, 2010, 2011, 2012, 2013 and 2014 is $10,474, $1,684, $461, $53 and $53, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable, net, consist of:
	September 30,	December 31,
	2009	2008
	(Unaudited)
Convertible notes - face amount	$500,000	$500,000
Less:
Debt discount attributable to the relative fair value of warrants	(149,615)	(149,615)
Debt discount attributable to the intrinsic value of the beneficial conversion feature	(49,615)	(49,615)
Less accumulated amortization of debt discounts	101,955	26,250
Convertible notes payable, net	$402,725	$327,020

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

In connection with the transaction, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 60 days following the final closing date. In addition, if the registration statement is not declared effective within 120 days from the filing date, the Company is subject to monthly cash liquidated damages payments equal to 2% of the purchase price paid by each investor for the notes for unregistered registrable securities, subject to a maximum of 24%. On February 13, 2009, the Company filed a registration statement on Form S-1 to register the shares underlying the convertible notes and warrants. In response to SEC comment letters, the Company has filed amendments to the registration statement on Form S-1. The Company and the investors have entered into agreements extending the date that the Form S-1 is required to become effective to October 30, 2009.  The registration statement on Form S-1 was declared effective on November 16, 2009.  The Company is required to pay approximately $734 to the investors in liquidated damages under the registration rights agreement.

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

NOTE 9 – LONG-TERM DEBT

Long-term debt represents a mortgage payable to Xian Commerce Bank in connection with Xinsheng’s acquisition of a building in August 2009 (see note 4). The mortgage, which had an initial balance of $117,200 (800,000 RMB), bears interest at an annual rate of 6.53% and is due in monthly installments of interest and principal of approximately $1,330 to August 6, 2019.

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

NOTE 11 - WARRANTS

The Company has issued warrants (exercisable into shares of common stock) to investors, the Underwriter, and the Placement Agent as part of its sale of Series A preferred stock, its public offering, and its private placement of convertible notes. Changes in the warrants outstanding are as follows:

	September 30, 2009	Year Ended December 31, 2008
	(Unaudited)
Outstanding at beginning of period	1,387,580	807,580
Warrants issued	-	580,000
Warrants exercised	-	-
Warrants expired	(10,000)	-
Outstanding at end of period	1,377,580	1,387,580

Exercisable at end of period	1,377,580	1,387,580

Warrants outstanding at September 30, 2009 consist of:
Date Issued	Expiration Date	Number of Warrants	Weighted Average Exercise Price
October 11, 2007	October 10, 2010	379,800	1.50
October 11, 2007	October 10, 2010	379,800	2.00
October 11, 2007	October 10, 2012	37,980	1.00
September 29, 2008	September 29, 2011	80,000	1.00
September 29, 2008 (1)	September 29, 2011	500,000	1.50

Total		1,377,580	$1.60
(1) Represents Series C warrants.

NOTE 12 – RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Meixin and Xinsheng only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations.  In addition, PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payments of dividends as a reserve fund.  As a result of these PRC laws and regulations, the Company is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances. The restricted portion amounted to approximately $5,164,000 and $5,104,000 at September 30, 2009 and December 31, 2008, respectively.

NOTE 13 – INCOME TAXES

Xinsheng is subject to a PRC 25% standard enterprise income tax.  However, due to its agricultural industry status, the National Tax Bureau in Xi’an High-Tech Development Zone has granted Xinsheng exemptions from this tax since 2006. The Company has to apply for exemption status on an annual basis.

At September 30, 2009 and December 31, 2008, the Company had an unrecognized deferred United States income tax liability relating to undistributed earnings of Xinsheng.  These earnings are considered to be permanently invested in operations outside the United States.  Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances.  Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

The Company did not have any significant temporary differences relating to deferred tax liabilities as of September 30, 2009 and December 31, 2008.

The provisions for income taxes differ from the amounts computed by applying the statutory United States federal income tax rate to income (loss) before income taxes.  Reconciliations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Expected tax at 35%	$86,736	$136,346	$210,572	$413,970

Tax effect of unutilized losses of China Agri and Meixin	37,177	(1,336)	115,404	15,158

Effect of PRC income tax exemption granted to Xinsheng	(88,509)	(96,465)	(232,840)	(306,549)

Permanent difference relating to Xinsheng's earnings to be permanently invested in operations outside the United States	(35,404)	(38,545)	(93,136)	(122,579)

Actual provision for income taxes	$-	$-	$-	$-

NOTE 14 – SEGMENT INFORMATION

The Company operates in one industry segment – the manufacturing and sale of agricultural enhancement products.  Substantially all of the Company’s identifiable assets at September 30, 2009 and December 31, 2008 were located in the PRC.  Net sales for the periods presented were all derived from PRC customers.

In September 2009, the Company opened a retail health food store in China to, among other things, promote certain natural “green” foods. Net sales and costs and expenses of the store account for less than 1% of consolidated amount.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

Xinsheng leases its office space (approximately 7300 square feet) at an annual rent of 366,390 RMB ($53,640 translated at the September 30, 2009 exchange rate) under a lease with a three year term expiring March 31, 2011.

Xinsheng leases its operating and testing space (approximately 2600 square feet) at an annual rent of 38,500 RMB ($5,636 translated at the September 30, 2009 exchange rate) under a lease expiring March 31, 2010.

Xinsheng leases its manufacturing space (approximately 22,600 square feet at an annual rent of 90,000 RMB ($13,176 translated at the September 30, 2009 exchange rate) under a lease expiring December 21, 2010.

China Agri utilizes office space provided by one of its directors at no cost.

For the three months ended September 30, 2009 and 2008, and for the nine months ended September 30, 2009 and 2008, rental and related expenses for all operating leases amounted to $8,716, $18,772, $50,352 and $51,139, respectively.

At September 30, 2009, future minimum rental commitments under all non-cancellable operating leases are:

Twelve months ending September 30,	Minimum Rent
2010	$69,634
2011	30,114
Total	$99,748

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

NOTE 16 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in seven banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of September 30, 2009 and December 31, 2008, the Company’s uninsured cash balances were approximately $9,041,000 and $8,300,000, respectively.

NOTE 17 – SUBSIQUENT EVENTS

On October 21, 2009, Xinsheng received an approval letter from the Bureau of Foreign Trade and Economic Cooperation of Lantian County of Xinsheng’s application to purchase land use rights in Lantian County to establish “Xinsheng Centennial Industrial Zone”.  Xinsheng intends to purchase the land use rights of 66 acres for 30 years.  The land use right purchase cost is expected to be approximately $4.1 million (28,000,000 RMB).  In addition, the estimated cost for relocation of local dwellers is approximately $299,000 (2,040,000 RMB).

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no further subsequent events to recognize or disclose in these financial statements.

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

Results of Operations

Three Months Ended September 30, 2009 as compared to Three Months Ended September 30, 2008

Comparison of Gross Profit for the Quarter Ended September 30, 2009 and 2008

	Three Months Ended
	September 30,
	2009	2008
Sales	$617,457	$612,301
Cost of Goods Sold	184,587	154,222
Gross Profit	$432,870	$458,079
Gross Profit Margin	70.11%	74.81%

Sales

Sales for the three months ended September 30, 2009 totaled $617,457, an increase of $5,156,  as compared to sales of $612,301 for the same quarter ended September 30, 2008. The year over year increase in sales is attributable to positive reponses to  our “New Agriculture-Generator” campaign and “Super Chain Sales Partner Program” designed to expand our distribution network directly in the rural areas of China.  The purpose of the campaign is to establish a closer relationship with farmers through agricultural cooperatives located throughout the rural areas of China. As of September 30, 2009, approximately 61 retailers in Shaanxi province and approximately 42 retailers in Hunan province have participated in the “Super Chain Sales Partner Program”. Total sales to these Super Chain Stores were approximately $177,320 for the three months ended September 30, 2009, increased by $48,935, or 38%, as compared to the sales of  $128,385 for the three months ended June 30,  2009.

The severe weather conditions in China during 2008 has a continued negative impact on our sales. The farmers in the disasters affected areas are reluctant to buy organic fertilizer due to poor income in 2008. We expect that our sales in the disasters affected areas  will continue to be negatively impacted through the remainder of 2009.

Cost of Goods Sold,  Gross Profit and Gross Profit Margin

Cost of goods sold for the three months ended September 30,  2009 totaled $184,587, an increase of $30,365, or  20% as compared to cost of goods sold of $154,222 for the same quarter ended September 30, 2008. The increase in cost of goods sold was due to the enhanced formula of our products. The enhanced products use more materials than previous formulated ones.

Gross profit for the three months ended September 30,  2009 was $432,870, a decrease of $25,209, or 6%, as compared to gross profit of $458,079 for the same quarter of 2008. The decrease in gross profit was attributable to the enhancement of our products.

Gross profit margin, which is measured as the ratio of gross profit to sales, was 70.11% for the three months ended September 30,  2009, a decrease of 4.70 percentage points as compared to 74.81% for the quarter ended September 30, 2008.  The decrease also resulted from the enhancement of our products.

Comparison of Net Income for the Three Months Ended September 30, 2009 and 2008

	Three Months Ended
	September 30,
	2009	2008

Gross Profit	$432,870	$458,079

Selling and marketing	26,694	27,678
Professional fees	34,039	(18,950)
Depreciation and amortization expenses	11,680	14,624
Other general and administrative expenses	63,892	54,766
Total selling, general and administrative expenses	136,305	78,118
Income from operations	296,565	379,961
Interest expense	(55,021)	(618)
Interest income	6,274	10,217
Net Income	$247,818	$389,560

Professional fees

During the three months ended September 30, 2008, the Company reversed $20,500 of overaccrued consulting fees and reclassified  $35,467 of legal fees to deferred financial costs. The impact of these adjustments was to decrease expenses  by $55,967 during the three months ended September 30, 2008. Absent of those adjustments, professional fees would have been $37,017, approximately the same as reported in the three months ended September 30, 2009.

Other General and Administrative Expenses

Other general and administrative expenses generally consist of: wages and related benefits, research and development expenses, rent and utility expenses, office expenses, bad debt expense, director fees, and travel and miscellaneous expenses. Other general and administrative expenses were $63,892 for the quarter ended September 30, 2009, an increase of $9,126, or 17%, as compared to $54,766 for the quarter ended September 30, 2008. Higher other general and administrative expenses in the third quarter of 2009 was attributable to the increase of research and development expenses.

Interest expense

Interest expense was $55,021 in 2009, which consisted of amortization of deferred financing costs of $26,261, amortization of fair value of warrants of $18,782, amortization of beneficial conversion feature of $6,228 and loan interest of $3,750. These expenses relate to the convertible notes issued in September 2008. The Company paid $15,000 interest to the investors in September 2009.

Net income

Net income for the quarter ended September 30, 2009 was $247,818, a decrease of $141,742, or 36%, as compared to net income of $389,560 for the quarter ended September 30, 2008. The decrease in net income was primarily due to the increase in  cost of goods sold, the increase in non cash interest expense and adjustments for the professional fees, as explained above.

Nine Months Ended September 30, 2009 as compared to Nine Months Ended September 30, 2008

Comparison of Gross Profit for the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended
	September 30,
	2009	2008
Sales	$1,790,904	$2,134,491
Cost of Goods Sold	519,481	612,799
Gross Profit	$1,271,423	$1,521,692
Gross Profit Margin	70.99%	71.29%

Sales

Sales for the nine months ended September 30, 2009 totaled $1,790,904, a decrease of $343,587, or 16% as compared to sales of $2,134,491 for the nine months ended September 30, 2008. The year over year decrease in sales is attributable to the continued negative impact of severe weather conditions in China during 2008. The farmers in the disasters affected areas are reluctant to buy organic fertilizer due to poor income in 2008. We expect that our sales in the disasters affected areas  will continue to be negatively impacted through the remainder of 2009.

During 2008 we launched a new sales and marketing initiative “New Agriculture-Generator” designed to expand our distribution network directly in the rural areas of China.  The purpose of the campaign is to establish a closer relationship with farmers through agricultural cooperatives located throughout the rural areas of China. One component of this initiative is called the “Super Chain Sales Partner Program”. As of September 30, 2009, approximately 61 retailers in Shaanxi province and approximately 42 retailers in Hunan province have participated in the “Super Chain Sales Partner Program”. Total sales to these Super Chain Stores were approximately $292,900 during the nine months ended September 30,  2009.

Cost of Goods Sold,  Gross Profit and Gross Profit Margin

Cost of goods sold for the nine months ended September 30,  2009 totaled $519,481, a decrease of $93,318, or  15% as compared to cost of goods sold of $612,799 for the nine months ended September 30, 2008. The decrease in cost of goods sold was in line with  the decrease in sales.

Gross profit for the nine months ended September 30,  2009 was $1,271,423, a decrease of $250,269, or 16%, as compared to gross profit of $1,521,692 for the nine months ended September 30, 2008. The decrease in gross profit was also attributable to the decrease in sales.

Gross profit margin, which is measured as the ratio of gross profit to sales, was 70.99% for the nine months ended September 30,  2009, a decrease of  0.30 percentage points as compared to 71.29% for the nine months ended September 30, 2008.

Comparison of Net Income for the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended
	September 30,
	2009	2008

Gross Profit	$1,271,423	$1,521,692

Selling and marketing	177,618	109,249
Professional fees	94,702	46,096
Depreciation and amortization expenses	35,401	47,151
Other general and administrative expenses	211,729	157,541
Total selling, general and administrative expenses	519,450	360,037
Income from operations	751,973	1,161,655
Interest expense	(167,410)	(618)
Interest income	17,072	21,734
Net Income	$601,635	$1,182,771

Selling and Marketing Expenses

Selling and marketing expenses were $177,618 for the nine months ended September 30, 2009, an increase of $68,369, or 63%, as compared to $109,249 for the nine months ended September 30, 2008. The increase in selling and marketing expenses was attributable to the implementation of our “Super Chain Sales Partner Program” sales and marketing initiative.

Professional fees

During the nine months ended September 30, 2008, the Company reversed $20,500 of overaccrued consulting fees and reclassified  $35,467 legal fees to deferred financial costs. The impact of these adjustments was to decrease expenses by $55,967 during the nine months ended September 30, 2008. Absent of those adjustments, professional fees would have been $102,063 for the nine months ended September 30, 2009.

Other General and Administrative Expenses

Other general and administrative expenses generally consist of: wages and related benefits, research and development expenses, rent and utility expenses, office expenses, bad debt expense, director fees, and travel and miscellaneous expenses. Other general and administrative expenses were $211,729 for the nine months ended September 30, 2009, an increase of $54,188, or 34%, as compared to $157,541 for the nine months ended September 30, 2008. Higher other general and administrative expenses in the nine months ended September 30,  2009 were primarily attributable to the increase of rental and utilities expenses by $14,000 and research and development expenses by $12,800.

Interest expense

Interest expense was $167,410 in 2009, which consisted of amortization of deferred financing costs of $80,455, amortization of fair value of warrants of $56,852, amortization of beneficial conversion feature of $18,853 and accrued loan interest of $11,250. These expenses were related to the convertible notes issued in September 2008. The Company paid $15,000 interest to the investors in September 2009.

Net income

Net income for the nine months ended September 30, 2009 was $601,635, a decrease of $581,136, or 49% as compared to net income of $1,182,771 for the nine months ended September 30, 2008. The decrease in net income was primarily due to the decrease in sales, the increase in selling and marketing expenses and the increase in non cash interest expense, as explained above.

Liquidity and Capital Resources

As of September 30, 2009, 86% of the Company’s assets consisted of cash and cash equivalents, as compared to 85% as of December 31, 2008. As of September 30, 2009, our cash and cash equivalents amounted to $9,043,466, an increase of $730,830 as compared to $8,312,636 as of December 31, 2008.

Net cash provided by operating activities was $729,215 and $1,324,836 for the nine months ended September 30, 2009 and 2008, respectively. The decrease resulted from the reduction in net income   in 2009.

Net cash used in investing activities was $112,885 for the nine months ended September 30, 2009. The Company received total proceeds of $131,760 from the disposal of unused equipment and product rights in the first quarter of 2009. Cash used in investing activities was $244,645 and $4,742 for the nine months ended September 30, 2009 and 2008, respectively.

Net cash provided by financing activities was $116,504 for the nine months ended Septermber 30, 2009. This amount reflects gross proceeds of $117,200 from a mortgage loan from a bank, offset by the repayment of $696. Net cash provided by financing activities was $369,480 during the nine months ended September 30, 2008. This amount reflects the proceeds of $483,680 from a private placement of convertible notes and warrants (as described in more detail below), less financing costs of $114,200.

Foreign currency translation

Xinsheng’s functional currency is the Chinese Yuan, or Renminbi (“RMB”). The appreciation of the RMB against the U.S. dollar will have a positive effect on our cash position, and vice versa. For the nine months ended September 30, 2009, the exchange rate had a negative impact of $2,004 on our cash flows.  By comparison, for the nine months ended September 30, 2008, the exchange rate had a positive impact of $495,250 on our cash flows.

Tax-exempt status in the PRC

Xinsheng is subject to a 25% standard enterprise income tax in the PRC. However, due to Xinsheng’s agricultural activities, the National Tax Bureau in Xi’an High-Tech Development Zone has granted Xinsheng annual exemptions from this tax for the years ending December 31, 2007, 2008 and 2009.

For purposes of comparison, had we been subject to the 25% tax, our operating cash flow and net income for the nine months ended September 30, 2009 and 2008 would each have been reduced by approximately $232,840 and $306,549, respectively.

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

In connection with the private placement we entered into registration rights agreements with the investors pursuant to which we agreed to prepare and file a registration statement with the Securities and Exchange Commission registering  for resale, a certain number of the warrant shares issuable upon exercise of the Warrants and  the conversion shares issuable upon conversion of the Notes. On February 13, 2009, the Company filed a registration statement on Form S-1 to register the shares underlying the convertible notes and warrants. In response to SEC comment letters, the Company filed amendments to the registration statement on Form S-1. The Company entered into a letter agreement with the investors to extend the date the Form S-1 is required to become effective  to October 30, 2009.  The registration statement on Form S-1 was declared effective by the SEC on November 16, 2009.  We are required to pay approximately $734 to the investors in liquidated damages under the registration rights agreement.

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

Long-term Debt

Long-term debt represents a  mortgage in connection with the purchase of office space located at Building 2, 15th floor, Ling Xian Xin Cheng, 86 Gaoxin Road, Hi-Tech Industrial Development Zone, Xian, Shannxi, China. The Company obtained a $117,200 (800,000 RMB) ten years mortgage from Xian Commerce Bank under the name of Mr. Deng, Liming, Chairman of the Board of Directors of the Company, on August 6, 2009. The current interest rate is 6.53%. Monthly payment is approximately $1,330.

Expansion plan
On October 21, 2009, Shaanxi Xinsheng Centennial Agricultural and Technology Co., Ltd (“Xinsheng”), a PRC entity we control through contractual arrangements, received an approval letter from the Bureau of Foreign Trade and Economic Cooperation of Lantian County of Xinsheng’s application to purchase land use rights in Lantian County to establish “Xinsheng Centennial Industrial Zone”.  Xinsheng intends to purchase the land use rights of 66 acres for 30 years.  The land use right purchase cost is expected to be approximately $4.1 million (28,000,000 RMB).  In addition, the estimated cost for relocation of local dwellers is approximately $299,000 (2,040,000 RMB).

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

Recent Accounting Pronouncements

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue when  four basic criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Allowance for Doubtful Accounts

The Company’s receivables primarily consist of accounts receivable from its customers. Accounts receivable are recorded at invoiced amount and generally do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables.  The credit risk is controlled through credit approvals, limits and monitoring procedures.  The Company establishes an allowance for doubtful accounts based upon historical experience, management’s evaluation of the outstanding accounts, age of receivables and other factors. As of September 30, 2009, 37% of the Company’s trade receivables were current, 28% of the Company’s trade receivables were aged between 31 to 60 days and the remaining 35% of trade receivables were aged between 61 to 90 days. By comparison, as of December 31, 2008, 48% of the Company’s trade receivables were current and 52% of trade receivables were aged between 31 to 60 days.

Long-Lived Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. Assets to be disposed of are required to be reported at the lower of the carrying amount or the fair value less costs to sell.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of September 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.
On October 9, 2009, we issued to Legend Merchant Group, Inc. warrants to purchase up to 1,000 shares of common stock at an exercise price equal to $1.00 per share for services rendered and waiving registration rights.  The foregoing issuance was exempt from registration under Section 4(2) of the Securities Act.

Item 3 – Defaults Upon Senior Securities.
None.

Item 4 – Submission of Matters to a Vote of Security Holders.
None.

Item 5 – Other Information.

None.

Item 6 – Exhibits.

4.6   Form of Warrant issued to Legend Merchant Group, Inc. dated October 9, 2009 (1)
10.5 Letter Agreement dated as of August 12, 2009 among China Agri-Business, JAG Multi-Investments, LLC and Keith Guenther (2)
10.6 Letter Agreement dated as of June 12, 2009 among China Agri-Business, JAG Multi-Investments, LLC and Keith Guenther (1)
10.7 Letter Agreement dated as of October 12, 2009 among China Agri-Business, JAG Multi-Investments, LLC and Keith Guenther (1)
31.1 Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2 Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1) Incorporated by reference to the Form S-1 (Amendment No. 5) (Registration No. 333-157346) filed on November 12, 2009.
(2) Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2009 filed on August 14, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 16, 2009.

CHINA AGRI-BUSINESS, INC.

/s/Liping Deng
Liping Deng
President, Chief Executive Officer, Director (Principal Executive Officer)

/s/Xiaolong Zhou
Xiaolong Zhou
Chief Financial Officer (Principal Accounting and Financial Officer)