Form 10-K
period 2009-12-31
China Agri-Business, Inc.
filed 2010-04-15
CIK 1378270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .

Commission file number 333-140118

China Agri-Business, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-3912942
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

In the People’s Republic of China: Building 2, Unit 1, 15th Floor Ling Xian Xin Cheng, 86 Gaoxin Road Hi-Tech Industrial Development Zone Xian, Shannxi, China 710065	In the United States: 11 East 86th Street New York, New York 10028
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:
In the People’s Republic of China:  (86) 029-68596556
In the United States:  (212) 348-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None.	None.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $738,949, based on the average bid and asked price of a share of such common stock as reported on the OTC Bulletin Board.

The number of shares outstanding of the registrant’s common stock as of March 31, 2010 was 12,958,574.

CHINA AGRI-BUSINESS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

*           *           *

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, except as otherwise indicated, we have elected to comply throughout this Annual Report on Form 10-K with the scaled disclosure requirements applicable to “smaller reporting companies.”  In this Annual Report on Form 10-K, unless otherwise stated or the context otherwise requires, the terms “China Agri,” “we,” “us,” “our,” and the “Company” refer to China Agri-Business, Inc., Mei Xin Agri Technology (Shaanxi) Co., Ltd., and Shaanxi Xin Sheng Centennial Agricultural and Technology Co., Ltd.  References to the “PRC” or “China” mean the People’s Republic of China.

PART I

Item 1.     Business.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements.  These statements can be identified by the use of forward-looking terminology such as “believes,” “plans,” “will,” “intends,” “seek,” “scheduled,” “future,” “potential,” “continue,” “estimates,” “anticipates,” “hopes,” “goal,” “objective,” “expects,” “may,” “should,” “could” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  We caution you that no statements contained in this annual report should be construed as a guarantee or assurance of future performance or results.  You should not place undue reliance upon any forward-looking statements.  Forward-looking statements involve risks and uncertainties, including those discussed in “Item 1A.  Risk Factors” and elsewhere throughout this annual report and in other reports we file with the Securities and Exchange Commission (the “SEC”).  The actual results that we achieve may differ materially from any forward-looking statements due to the effect of such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise.  Readers are urged to carefully review and consider the various disclosures made by us in this annual report and in our other reports filed with the SEC that attempt to advise interested parties of the risks that may affect our business, financial condition and results of operations.

Company History

China Agri-Business, Inc. was incorporated in the State of Maryland on December 7, 2005. On March 24, 2006, China Agri formed Mei Xin Agri Technology (Shaanxi) Co., Ltd. (“Meixin”) in Xi’an city, located in the PRC. Meixin is a wholly-owned subsidiary of China Agri and a limited liability company organized under the laws of the PRC. Meixin acts as a management company for our operating business in the PRC, conducted by Shaanxi Xin Sheng Centennial Agricultural and Technology Co., Ltd. (“Xinsheng”), in accordance with the management entrustment agreement described below. Meixin controls all aspects of Xinsheng’s business and management, and is entitled to all proceeds of Xinsheng’s business and obligated to fund its operations. China Agri-Business, Inc. is a holding company with no operations other than acting as a holding company for Meixin and raising capital for Meixin’s and Xinsheng’s operations. China Agri and Meixin do not own any equity rights in Xinsheng.

Xinsheng was founded on April 22, 2002 as a joint stock limited liability company formed under the laws of the PRC. Meixin’s control over Xinsheng was established in the following manner, and in accordance with PRC laws:

•
On April 18, 2006, Meixin entered into a management entrustment agreement (the “Management Agreement”) with Xinsheng. Under the Management Agreement, Xinsheng and its shareholders entrusted to Meixin its management rights, the rights and powers of its shareholders and board of directors, and the right to receive all of Xinsheng’s profits in exchange for Meixin’s assumption of responsibility for any losses resulting from Xinsheng’s operations and the obligation to pay Xinsheng’s debts if Xinsheng is unable to pay those debts as they become due.

•
On April 22, 2006, following a Xinsheng shareholder meeting at which an attorney-in-fact was appointed to represent the Xinsheng shareholders, China Agri entered into a stock purchase agreement with the attorney-in-fact (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, China Agri issued an aggregate of 5,389,221 shares (10,950,897 shares after a 2.032-for-1 forward split in October 2006) of common stock to the Xinsheng shareholders in consideration of the execution of the Management Agreement between Xinsheng and Meixin. Pursuant to the Stock Purchase Agreement and a voting trust and escrow agreement (the “Voting Trust and Escrow Agreement”) entered into by the parties in connection with the Stock Purchase Agreement, these shares were issued in the name of the trustees for the Xinsheng shareholders, which trustees also act as the escrow and selling agent for the Xinsheng shareholders for the sale of the shares. The trustees are entitled to exercise all rights and powers to vote the shares on behalf of the Xinsheng shareholders. Each shareholder can request the release of his or her shares from the trust. Alternatively, each shareholder can request that the trustees sell the shares on behalf of such shareholder and remit the proceeds to such shareholder. The entry into the Management Agreement, the Stock Purchase Agreement and the Voting Trust and Escrow Agreement, and the appointment of the attorney-in-fact, were approved by the Xinsheng shareholders at a meeting held on April 10, 2006, in accordance with PRC Company Law.  The issuance of China Agri stock to Xinsheng shareholders was made in reliance on the exemptions from registration under the Securities Act of 1933 provided by Regulation S and/or Section (4)(2).  The Xinsheng shareholders are in the process of terminating the Voting Trust and Escrow Agreement effective December 2009.

The following diagram sets forth the current corporate structure of the Company:

China Agri-Business, Inc.

100% ownership

PRC
Mei Xin Agri Technology (Shaanxi) Co., Ltd.
	Contractual Relationship (Management Entrustment Agreement)	Shaanxi Xin Sheng Centennial Agricultural and Technology Co., Ltd.

At present, neither China Agri-Business nor Meixin have any existing or planned business activities other than acting as a holding company and management company, respectively, for Xinsheng. However, these plans are subject to change in the future.

Overview of Business

Xinsheng began producing agricultural application products in 2004. Our business is concentrated in the growing “Green Food” market in the PRC. Xinsheng manufactures and sells non-toxic fertilizer, bactericide and fungicide products used for farming in the PRC. Crops grown with our products are eligible to qualify for the “AA Green Food” rating administered by the China Green Food Development Center, an agency under the jurisdiction of the Ministry of Agriculture of the PRC (however, our products themselves do not bear the “AA green food” designation).  As an effort to expand our business and offset the influence of weather conditions, we launched a “New Agriculture – Generator” initiative in the fourth quarter of 2008, which included the super chain sales partner program and direct sales stores program.  The purpose of this campaign is to establish our own sales network by creating closer relationships with farmers through our super chain and direct sales stores in the rural areas of China in addition to the traditional sales network, and we plan to continue to expand this business in the future.  As of December 31, 2009, the Company had established 103 branded super chain stores.  A majority of these stores are located in the Shaanxi and Hunan Provinces.  In addition, the Company established 49 direct sales stores, which are controlled and managed directly by the Company.  The direct sales stores are located in the Shaanxi Province.

The executive offices of China Agri-Business in the United States are located at 11 East 86th Street, New York, New York 10028. China Agri’s telephone number in the United States is (212) 348-5600. Xinsheng is located outside of the city of Xi-an in the Shaanxi Province of the PRC. Xinsheng’s address is Building 2, Unit 1, 15th Floor, Ling Xian Xin Cheng, Hi-Tech Industrial Development Zone, Xi-An, China 710065.  Xinsheng’s telephone number is 011-86-29-68596556.

Our Organic Biochemical Agricultural Application Products

We manufacture and market the following organic biochemical agricultural application products. Our products are designed to be environmentally friendly, as explained in further detail below. Within the following five product categories, we produce more than 50 different agricultural application products.

Product Brand Name	Description and Functionality	Plant Suitability	Price*
Xinsheng Luyuan	A line of fertilizer product whose primary function is to increase agricultural production.	Wheat, Rice, Maize, Tobacco, Cotton, Melons and various other fruits and vegetables.	$61.49/Box
Xinsheng Lufeng	A line of organic soil amendment products whose primary function is as a bactericide.	Tomatoes and Apples.	$38.65/Box
Xinsheng Huang-jin-gai	A line of amino acid fertilizer products designed to help crops absorb calcium and to improve their overall quality.	Tomatoes and Apples.	$32.21/Box
Xinsheng Jia-tian-xia	A line of humic acid fertilizer products designed to improve the overall quality of crops	Maize, Cotton, Apples, Tomatoes, Watermelon, and various other fruits and melons.	$32.21/Box
Xinsheng Bai-le	A line of amino acid fertilizer products designed to provide supplementary micro-nutrients to crops and to help crops grow with balanced nutrition.	Maize, Cotton, Apples, Tomatoes, Watermelon, and various other fruits & melons.	$26.35/Box

* Based on the rounded currency exchange rate in effect as of March 31, 2010 ($1 = approximately RMB 6.83). A standard box contains various bottles and bags of the product. The price per box may vary depending on the contents of the box.

Our Xinsheng Luyuan agricultural application products are made of a chemical polymer combined with active potassium, organic nitrogen and 20 other ingredients, including chitosan. The key raw material for our products is chitosan, which consists primarily of polysaccharides extracted from the shells of crustaceans, such as crabs and shrimp, and mixed with active calcium. Because each of our products are designed to minimize harm to the environment, use of our products contributes to the production of healthy and environmentally friendly crops.

Studies performed by our research and development personnel indicate that nitrogen, phosphorus, potassium and other potentially environmentally harmful nutrients in traditional chemical fertilizers tend to become soluble in the presence of water, which can lead to potentially harmful runoff when it rains. Our products, which contain chitosan, are designed to release nutrients into the soil at a slower rate, making them less likely to be leached from the soil by rainwater. The retention of these nutrients improves the effects of both naturally-occurring and applied nutrients and fertilizers. Our chitosan based products are also designed to build soil structure, which allows more air to reach plant roots and increases the soil’s ability to retain water, resulting in healthier crops. Our products also use chitosan to provide nutrients used by soil microorganisms, which in turn make mineral nutrients available to plants.

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

The principal advantages of our agricultural application products include their quality and their potential to reduce farmers’ costs. In addition, our proprietary blending methods allow our products to mix readily with water so that they can be sprayed onto crops. This permits our products to be applied consistently over large areas. Higher yields mean that farmers can plant less and therefore decrease their costs. We believe our products can ultimately increase plant growth by up to 20%. These estimates are based on our own testing and on field trial reports issued on our Xinshing Luyuan product by the following three independent land and fertilizer working stations in China, for the years of 2005 and 2004: Shaanxi Chunhua County Land and Fertilizer Working Station, Shaanxi Province Land and Fertilizer Working Station and Shaanxi Province Yangling Zone Land and Fertilizer Working Station.

In addition, we offer agricultural application products that contain, in addition to growth-promoting compounds, both bactericides and pesticides. These products are cost effective because they eliminate the need to purchase separate pesticides and bactericides.

Manufacturing Capacity

As of December 31, 2009, Xinsheng’s manufacturing capacity was approximately 540 tons per year.  Xinsheng has the ability to increase its manufacturing capacity to approximately 700 tons per year through the use of the facilities of third party contract manufacturers.  Xinsheng’s manufacturing output is primarily order driven. Accordingly, Xinsheng uses the facilities contract manufacturers on an as needed basis, when orders exceed capacity. Xinsheng’s employees are present to oversee the manufacturing process when facilities of contract manufacturers are used.

The PRC’s “Green Food” Industry

By the late 1980s, in an effort to produce more food, the PRC had reached a point where its farmers were relying heavily on the use of fertilizers and pesticides. This reliance on fertilizers and pesticides, including the use of environmentally harmful fertilizers and pesticides, led to the sale of products with dangerous and high concentrations of harmful chemicals. In addition to creating a dangerous situation for domestic consumers, it also created problems for the PRC’s food exporters which, in many cases, were barred from exporting to countries with minimum acceptable standards for pesticide and chemical use.

In 1990, the PRC Ministry of Agriculture began to encourage the production of “Green Food”, which is food that is deemed safe, free from pollutants and harmful chemicals, and of good quality. In 1992, the PRC Ministry of Agriculture established the China Green Food Development Center to oversee food quality and the development and management of Green Food at the national and provincial level in the PRC. In 1993, the Ministry of Agriculture established regulations on the use of Green Food labeling. In 1996, an identifying trademark for Green Food was registered in the PRC and put into use. More information regarding the China Green Food Development Center, including the green food regulatory and authentication process, is available at the Center’s website at http://www.greenfood.org.cn/sites/GREENFOOD/. The contents of this website are not incorporated by reference herein.

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

Seasonality

Our business is seasonal and order driven. Accordingly, we experience seasonal fluctuations in our revenues and our operating costs.

Generally, our sales peak occurs at the beginning of the planting season, which generally occurs during the period from March though June. Our sales are typically the lowest in the period from December through January and are relatively stable for the rest of the year.

Adverse weather conditions and other natural disasters may affect our customers’ planting activities and therefore reduce demand for our products. For example, our business was negatively impacted during 2008 by the following events: (i) severe winter weather conditions that existed in China during the end of January and early February, (ii) the major earth quake on May 12, 2008 whose epicenter was located in Sichuan province, and (iii) widespread flooding in the central and southern parts of China in May and June, including the Hunan and Hubei provinces.

Employees

As of December 31, 2009, Xinsheng had approximately 116 employees, including 58 who are engaged in sales and marketing activities. Approximately half of our employees are full-time employees and the remaining half are part-time or seasonal employees.

Sales and Marketing

We have traditionally sold our products through wholesale and retail distributors. In order to market our products, we advertise in newspapers, including national publications. We have also utilized a limited amount of television advertising, and distributed brochures, company profiles and promotional videos to farmers. We also offer free field trials to potential customers for the purpose of comparing plantings that have applied our products to plantings that have not. We believe that potential customers are more inclined to purchase our products after seeing the comparison results. We have a marketing team comprised of approximately 57 people who demonstrate to our dealers and our direct customers the correct methods of using our products, and who help address issues that arise for our dealers and customers in using our products and collect feedback from them.

As of December 31, 2009, we have established relationships with approximately 90 wholesale distributors. Our products are sold in approximately 503 stores located in 12 provinces in the PRC.

During 2008 we launched a new sales and marketing initiative “New Agriculture-Generator” designed to expand our distribution network directly in the rural areas of China.  The purpose of the campaign is to establish a closer relationship with farmers through agricultural cooperatives located throughout the rural areas of China.  One component of this initiative is the “Super Chain Sales Partner Program.”

The “Super Chain Sales Partner Program” is an initiative whereby the Company agrees to provide a $3,000 advance payment to participating retailers in exchange for their commitment to purchase and sell approximately $14,000 worth of the Company’s products per year. Each participating retailer must also agree not to sell any competing products.  As of December 31, 2009, approximately 61 retailers in Shaanxi province and approximately 42 retailers in Hunan province have participated in the “Super Chain Sales Partner Program”.

Another component of this initiative is to establish, in conjunction with participating retailers, a membership system that would enable the Company to measure and monitor the use of its products by farmers and to improve the Company’s efforts to provide training and other support services to farmers.

In addition, the Company has established 49 direct sales stores which are controlled and managed directly by the Company.  The direct sales stores are located in the Shaanxi Province.  We anticipate continuing to focus our efforts on establishing direct sales stores in 2010.  From the beginning of the year to March 31, 2010, we opened approximately 200 new direct sales stores in the Shaanxi and Hunan Provinces.

Despite the growth of these initiatives, there can be no assurance that the “New Agriculture-Generator” campaign, including the “Super Chain Sales Partner Program” or direct sales stores program, will be successful.

Government Regulation

Fertilizer Registration Certificates

In the PRC, producers of fertilizer and related products must obtain a government approval known as a fertilizer registration certificate. Accordingly, we have obtained temporary registration certificates from the PRC’s Ministry of Agriculture for each of our primary products. The certificates authorize us to manufacture and distribute our agricultural application products in the PRC. The term of a temporary fertilizer registration certificate is one (1) year, subject to annual renewal. There is no assurance that the certificates will be renewed.

The Company’s prior application for a permanent fertilizer registration certificate was not accepted because the PRC government had not yet established standards for the Company’s products. The PRC government has since established standards for the following three of the Company’s five products: Xinsheng Huang-jin-gai, a line of amino acid fertilizer products, Xinsheng Bai-le, a line of amino acid fertilizer products, and Xinsheng Jia-tian-xia, a line of humic acid fertilizer.  The temporary certificates for these products are eligible for permanent certificates after three years. The Company will seek to obtain permanent certificates for these products as soon as the Company is eligible.  Permanent certificates are also required to be renewed annually.  This renewal process is only a formality.  The Company will be eligible on October 31, 2011 for Xinsheng Huang-jin-gai, October 31, 2011 for Xinsheng Bai-le, and December 31, 2011 for Xinsheng Jia-tian-xia.  In the meantime, the Company will continue to apply annually for temporary certificates. Other than the term of the certificate, there is no difference in the restrictions applied to temporary certificate holders and permanent certificate holders.

Registration No.	Trademark/Product Name	Expiration Date
No. (2004) 1485	Xinsheng Luyuan	September 2010
No. (2004) 1542	Xinsheng Lufeng	October 2010
No. (2007) 2968	Xinsheng Huang-jin-gai	December 2010
No. (2007) 2969	Xinsheng Bai-le	December 2010
No. (2007) 2970	Xinsheng Jia-tian-xia	December 2010

China Green Food Development Center “Green Food” Certification

Although the Company does not produce “Green Food” products, crops grown by farmers with the use of our products may qualify for the “AA green food” designation in the PRC. The green food rating system, which consists of an “A” rating and a more stringent “AA” rating, is overseen by the China Green Food Development Center, an agency under the jurisdiction of the Ministry of Agriculture of the PRC. The “AA” rating indicates that the crops contain minimal chemical residue from fertilizers. While crops grown using our products may qualify for the “AA green food” designation, our products themselves do not bear the “AA green food” designation.  We do not incur additional costs in producing products that allow farmers crops to qualify for the “AA green food” designation.

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

Competition

The industry in which we operate is highly competitive. We compete largely on the basis of the quality of our products, which results from our processing and combining raw materials properly. Each of our five product categories has a different blending process and combination of ingredients.

We consider the following companies to be among our primary competitors:

Company Name	Location within PRC
Weifang Xinde Bio-tech Co., Ltd.	Shandong Province
Shaanxi Haide’er Bio-tech Co., Ltd.	Shaanxi Province
Weifang Hengsheng Bio-tech Co., Ltd.	Shandong Province
Zhejiang Lanhai Bio-engineering Co., Ltd.	Zhejiang Province
Aiwo Beijing Agricultural Technology Co., Ltd.	Beijing City
China Green Agriculture, Inc.	Shaanxi Province
Shandong Dongyan Kefeng Bio-tech Co., Ltd.	Shangdong Province
Shandong Tianda Bio-tech Co., Ltd.	Shangdong Province
Guangxi Beihai Guofa Bio-tech Co., Ltd.	Guangxi Province

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

Patents

We own the rights to one patent in the PRC for “Zero-tillage Fertilizing Equipment” (PRC Patent Number: 330398), which is a type of seeding machine, the use of which prevents soil erosion. We do not currently use this patent or the Zero-tillage Fertilizing Equipment in our business. We have not yet determined whether and when this patent may be utilized in our business. We do not own the rights to any patents in the United States.

Licensed Rights

We acquired a new product license to produce potassium and magnesium fertilizer on February 14, 2010 at a cost of approximately $117,000.  We intend to explore other licensing opportunities for existing products in the future.

Research and Development

We have a research and development team consisting of six full time employees and five consultants. This team is responsible for formulating our organic biochemical agricultural application products and developing new products.

We have spent approximately $6,393 and $25,418 on research and development for the years ended December 31, 2008 and 2009, respectively.

Item 1A.        Risk Factors.

An investment in our common stock involves significant risks. Before deciding to invest in shares of our common stock, investors should carefully consider and all other information set forth herein, including the following risks, which represent all known material risks. If any of the events or developments described below occurs, our business, financial condition and results of operations may suffer. In that case, the value of our common stock may decline and investors could lose all or part of their investment.

You should carefully consider the risks described below in conjunction with the other information in this annual report on Form 10-K and our consolidated financial statements included in it.  The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in, or implied by, the forward-looking statements. See “Item 1.  Business — Forward-Looking Statements.”

Our business operations are conducted entirely in the PRC. Because China’s economy and its laws, regulations and policies are different from those typically found in the west and are continually changing, we face certain risks, as summarized below.

RISKS RELATED TO OUR BUSINESS:

Our limited operating history makes evaluating our business and prospects difficult, and our past results may not be indicative of our future performance.

Xinsheng, our operating company in the PRC, commenced operations in 2004. Accordingly, we are subject to the risks and challenges inherent in the establishment of a new business enterprise.  We have a limited operating history and our business model and ability to achieve satisfactory results of operations is unproven.  Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation.  For these reasons, our results of operations to date may not provide a reasonable basis for you to evaluate our business and financial performance.

We rely principally on dividends and other distributions paid by our operating subsidiary to fund any cash and financing requirements we may have, and any limitation on the ability of our operating subsidiary to pay dividends to us and ultimately to our shareholders could have a material adverse effect on our ability to conduct our business.

We are a holding company, and we rely principally on dividends and other distributions paid by our operating subsidiary for our cash requirements, including the funds necessary to service any debt we may incur.  If our operating subsidiary incurs its own debt in the future, the instrument governing the debt may restrict its ability to pay dividends or make other distributions to us and ultimately to our shareholders.  In addition, the PRC tax authorities may require Meixin to adjust its taxable income under the management entrustment agreement currently in place in a manner that would materially and adversely affect Meixin’s ability to pay dividends and other distributions to us and, ultimately, our shareholders.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and the remittance of currency out of China. Under our current corporate structure, our income is primarily derived from dividend payments from our operating subsidiary. Shortages in the availability of foreign currency may restrict the ability of our operating subsidiary to remit sufficient foreign currency to pay dividends or other payments to us. If the foreign exchange control system prevents our operating subsidiary to pay dividends or other payments to us, we may not be able to pay dividends in foreign currencies to our shareholders.

Furthermore, relevant PRC laws, rules and regulations permit our operating subsidiary to pay dividends to the Company only out of its accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations.  In addition, our operating subsidiary is required to set aside 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital.  These reserves are not distributable as cash dividends.

Due to our operating company’s agricultural industry status, the National Tax Bureau in Xi’an High-Tech Development Zone has granted the company exemptions from the enterprise income taxes on dividends derived by foreign investors from foreign invested enterprises since 2006.  Each year the Company must re-apply for exemption status.  There can be no assurance that the exemption will be granted in future years.  Any significant increase of the tax rate applicable to our operating subsidiary, any imposition of withholding tax on dividends payable by our operating subsidiary to us, or any PRC tax on our global income as a “resident enterprise” could have a material adverse effect on our financial condition, results of operations and our ability to pay dividends to shareholders in the future.

Any limitation on our operating subsidiary’s ability to pay dividends or make other distributions to us and ultimately to our shareholders could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, or otherwise fund and conduct our business.

We rely on a contractual arrangement with Xinsheng for our operations in China, which may not be as effective in providing control over Xinsheng as direct ownership, and we may have limited recourse against Xinsheng if it violates our contractual arrangement.

We operate our business in China through a contractual agreement called a Management Entrustment Agreement between Xinsheng and our subsidiary in China, Meixin. All of our business in China is conducted through, and all of our revenues are generated by, Xinsheng. We have no equity control over Xinsheng.

The Management Entrustment Agreement terminates upon the earlier of: (i) the termination date of Xinsheng’s business, (ii) mutual agreement by Xinsheng and Meixin to terminate the Agreement, or (iii) Meixin acquiring a greater than 51% equity interest in Xinsheng’s shares.  If the Management Entrustment Agreement is terminated, our ability to conduct our business would be compromised.

In addition, if Xinsheng fails to perform under the Management Entrustment Agreement, we may have to rely on legal remedies under Chinese law, which we cannot be sure would be available.  For example, Xinsheng could refuse to operate Meixin in an acceptable manner or to pay the amounts due under our contractual arrangements.  Because our contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in China, if Xinsheng fails to perform its obligation under our contractual arrangements, we may have to rely on rememdies under PRC law, including seeking specific performance and claiming damages.  In addition, the PRC generally has substantially less experience related to the enforcement of contractual rights through its judiciary or the arbitration process as compared to the United States.  This inexperience presents the risk that the judiciary or arbitrators in the PRC may be reluctant to enforce contractual rights, interpret these rights and remedies differently than what was intended by the parties to the agreements, or find that such contractual agreements do not comply with restrictions in current PRC laws.  A PRC court may also set aside an arbitration award by reason of any defect the court considers to be present in the arbitration proceeding.  Any legal proceeding may result in substantial costs, disruptions to our business, damage to our reputation and diversion of our resources.

Our contractual arrangement with Xinsheng may be deemed illegal by the PRC government.

There are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations, including regulations governing the validity and enforcement of contractual arrangements similar to the Management Entrustment Agreement. As the PRC economy continues to transition from a planned economy to a more market-oriented economy, the PRC government has implemented and continues to implement various measures to encourage economic growth and guide the allocation of resources including permitting foreign companies to conduct operations in China and own limited amounts of PRC entities. While the PRC government has expanded a foreign company’s ability to conduct business in China, there can be no assurance that the PRC government will continue to permit such foreign business involvement or that the different levels of PRC government will treat contractual arrangements, like the Management Entrustment Agreement, in a similar fashion. For instance, foreign ownership of PRC entities involved in certain industries is limited without getting government approval. Currently, no such limitations apply to the Company’s industry. There can be no assurance that the PRC government will not institute such ownership limitations in the future and find that the Management Entrustment Agreement is not “effective” ownership and the agreement to be in violation of PRC law. Additionally, the law in China is not as settled and court cases do not act as precedent for future cases. If we are determined not to be in compliance with PRC law, the PRC government could levy fines, revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our business, corporate structure or operations, or impose additional conditions or requirements, or take other regulatory or enforcement actions against us that could be harmful to our business.

We may not be able to maintain our revenues and profitability as we operate in a highly competitive industry.

We are principally engaged in the manufacture and marketing of organic biochemical agricultural application products and we face competition from numerous other companies. Many of our competitors have greater financial resources, longer operating histories, and larger customer bases than we do.  In addition, competition may intensify as our competitors enter into business combinations or alliances and established companies in other markets expand into our markets.  We may be unsuccessful in our attempts to compete, which would have a material adverse impact on our business and financial condition.

We are continuing expansion of our super chain sales partner program and direct sales stores program and we do not have any prior experience in the retail business.

In 2008 we launched our “New Agriculture – Generator” program, which includes the super chain sales partner program and direct sales stores program.  We plan to continue to expand our network of stores in 2010.  We do not have any track record in the retail business and there can be no assurance that our Company will be successful in partnering with, planning, building or operating the stores.  The successful operation of our stores is subject to various contingencies, many of which are beyond our control. These contingencies include the ability to secure suitable locations on a timely basis and on satisfactory terms, the ability to hire, train and retain qualified personnel and the successful integration of our stores with our existing marketing and distribution network. There can be no assurance that suitable locations will be available or that our retail operations will continue to be successfully implemented or integrated with our existing operations. The costs associated with acquiring, assimilating and opening new stores may adversely affect our profitability. The planned expansion of our sales channel may not produce the revenues, earnings, or business synergies that we anticipate which could cause our business and financial condition to be materially and adversely affected.

The successful implementation of this business plan will require the dedication of significant time of our senior management, which may cause senior management to divert their attention from the normal daily operations of our agricultural product manufacturing business which could adversely impact our overall business operations.

We may not be able to effectively control and manage our planned growth.

We have limited operational, administrative and financial resources, which may be inadequate to sustain the growth we want to achieve.  If our business and markets grow and develop, it will be necessary for us to finance and manage expansion accordingly. In addition, we may face challenges in managing our expanding product and service offerings and in integrating any businesses we acquire with our own. Such growth would place increased demands on our existing management, employees and facilities. Our failure to meet these demands could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies. Additionally, failure to execute our planned growth strategy could have a material adverse effect on our financial condition and results of operation.

We may not be able to access on satisfactory terms, or at all, the credit and capital markets if needed to support our expansion efforts.

Although we believe that our existing cash resources will be sufficient to meet our existing operating requirements for the foreseeable future, we are seeking opportunities to expand our manufacturing and distribution capabilities in the PRC that may require an investment beyond our existing cash resources. We may rely upon access to the credit and capital markets as a source of liquidity for the portion of our working capital and debt repayment requirements, infrastructure needs and consideration for acquisitions and strategic investments not provided by cash from operations or investments, and could seek additional equity or debt financing. We may not be able to obtain financing on satisfactory terms or at all. If we issue securities to raise capital, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock. In addition, the terms of these securities could impose restrictions on our operations or our ability to raise additional funds on acceptable terms.

Market disruptions such as those recently experienced in the United States and abroad may increase our cost of borrowing or adversely affect our ability to access sources of liquidity. If we are unable to raise additional capital when required, if any of our lenders are unable to meet their obligations to provide loans to us under the terms of an agreement, if we are unable to access credit at competitive rates, or at all, or if our short-term or long-term borrowing costs dramatically increase, we may have to delay, scale back or discontinue our expansion plans and our business may be adversely affected.

If we fail to effectively expand our current operations and capacity to satisfy demand for our products, our results of operations and business prospects could be impaired.

Our future success depends on our ability to expand our business to address the growth in demand for our products. Because our industry is highly competitive, if we are unable to increase our production capabilities to meet increased demand for our products, we may lose existing customers, as well as potential additional customers, to competitors with greater production capacities.  If we lose our existing customers our revenues could decrease and accordingly our overall financial performance could be significantly impaired. In addition, we currently rely on distributors to distribute our products to multiple end users.

Our ability to add production capacity and increase output is subject to significant risks and uncertainties, including:

•	the availability of additional funding to build manufacturing facilities and purchase raw materials on favorable terms or at all;

•	our management and minimization of delays and cost overruns caused by problems with our suppliers of raw materials and third-party vendors; and

•	our receipt of any necessary government approvals or permits that may be required to expand our operations in a timely manner or at all.

If we cannot successfully implement additional production capacity increases efficiently and cost-effectively, we will be unable to satisfy any increased demand for our products, which could significantly impair our financial performance.

If our projections regarding the future market demand for our products are inaccurate, our operating results and our overall business may suffer.

We have a capital investment plan in anticipation of rapid growth in the market for organic agricultural products in the PRC.  The expansion of our internal manufacturing, marketing and sales capabilities has required significant up-front fixed costs.  If market demand for our products does not increase as quickly as we have anticipated and align with our expanded capacity, we may be unable to offset these costs and to achieve economies of scale, and our operating results may be adversely affected as a result of high operating expenses, reduced margins and underutilization of capacity.  Our ability to meet such excess customer demand could also depend on our ability to raise additional capital and effectively scale our manufacturing operations.

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

We may be subject to intellectual property infringement claims.

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

The potential consequences for intellectual property infringement under Chinese law include the following: the Company may become the subject of a court order or decree publicly denouncing the infringing activity; the Company may be required to indemnify the infringed party for losses caused by the infringing activity; confiscation/seizure of the Company’s assets and income derived from the infringing activity; and potential criminal liability.

We do not own any patents related to our products.

The patent application process in China requires patent applicants to disclose substantial information regarding the subject matter of the patent application. In addition, patent applications in China are published and become part of the public record.  We believe that that applying for patents in the PRC involves risk because the PRC does not provide sufficient enforcement against infringement upon intellectual property.  Accordingly, we do not own any patents related to our products because applying for patent protection would reveal our proprietary methods and techniques and subject us to increased risk of infringement.  However, we may nevertheless face severe pricing pressure from copycat products if our competitors are able to copy and implement our proprietary methods and techniques.

We depend on the services of our senior management team and our business may be severely disrupted if we lose their services.

Our success depends heavily on the continuing services of our senior management team, in particular our president and chief executive officer, Liping Deng.  We rely on his industry and business experience as well as his relationships with key business contacts and relevant government authorities.  Some of our officers and directors engage in other businesses or board service and serve on the boards of directors of other public companies.  If our management’s other businesses require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our company and could have a negative impact on our business and financial results. Additionally, if one or more of our executives are unable or unwilling to continue in their present positions, we may not be able to replace them in a timely manner or at all, and our business and ability to execute our acquisition strategy may be materially and adversely affected.  In addition, if any member of our senior management team or another key professional joins a competitor or forms a competing company, we may lose valuable industry and business know-how that is critical to our acquisition strategy.  Any of the above risks may have a material adverse effect on our business, cash flow, financial condition, results of operations and prospects.

We may not be able to hire and retain qualified personnel.

The agricultural chemicals business is specialized and requires the employment of personnel with significant scientific and operational experience in the industry. Accordingly, we must attract, recruit and retain a sizeable workforce of technically and scientifically competent employees.  Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional management and other key personnel that have the necessary scientific, technical and operational skills and experience with the fertilizer industry.  These individuals are difficult to find in the PRC and we may not be able to retain such skilled employees.  If we are unable to hire individuals with the requisite experience we may not be able to produce enough products to optimize profits, research and development initiatives may be delayed and we may encounter disruptions in production and research which will negatively impact our financial condition.

We do not presently maintain fire, theft, product liability or any other property insurance, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

We do not maintain fire, theft, product liability or other insurance of any kind. We bear the economic risk with respect to loss of or damage or destruction to our property and to the interruption of our business as well as liability to third parties for damage or destruction to them or their property that may be caused by our personnel or products. Such liability could be substantial and the occurrence of such loss or liability may have a material adverse effect on our business, financial condition and prospects. While product liability lawsuits in the PRC are rare, and we have never experienced a significant failure of our products, there can be no assurance that we would not face liability in the event of the failure of any of our products.

Risks related to doing business in the PRC:

Our success depends upon the development of the PRC’s agricultural industry.

The PRC is currently the world’s most populous country and one of the largest producers and consumers of agricultural products. Despite the Chinese government’s emphasis on agricultural self-sufficiency, inadequate port facilities and lack of warehousing and cold storage facilities may impede the growth of the domestic agricultural trade. We rely on local farmers in the PRC to purchase our products, which are generally purchased under a cash-on-delivery basis or on credit. Accordingly, any difficulties farmers in the PRC experience in selling their produce could reduce the demand for our products and hinder the ability of the farmers to pay us on a timely basis.

Changes in the policies of the PRC government could have an adverse effect on our business.

Policies of the PRC government can have significant effects on the economic conditions of the PRC. Although the PRC government has been pursuing economic reform policies and transitioning to a market-oriented economy, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social conditions. Our business could be adversely affected by changes in PRC government policies, including but not limited to changes in policies relating to taxation, currency conversion, imports and exports, and ownership of private enterprises.

PRC laws and regulations governing our current business operations are sometimes vague and subject to interpretation, and any changes in PRC laws and regulations may have a material and adverse effect on our business.

There are substantial uncertainties regarding the interpretation, application and enforcement of PRC laws and regulations, including but not limited to the laws and regulations governing our business. These laws and regulations are sometimes vague and are subject to future changes, and their official interpretation and enforcement by the various branches of the PRC government may involve substantial uncertainty. The PRC legal system is based in part on governmental policies and internal rules some of which are not published on a timely basis or at all. New laws, regulations, rules and policies that affect existing and proposed future businesses may also be applied retroactively. We cannot predict with certainty what effect existing or new PRC laws or regulations may have on our business. In addition, there is less published guidance regarding PRC laws as compared to laws in the United States, and prior rulings and interpretations of PRC laws may not necessarily carry the same precedential value as in the United States.

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

In the PRC, manufacturers of fertilizers and related products must obtain a government approval known as a fertilizer registration certificate. Since 2004, we have obtained temporary registration certificates from the PRC’s Ministry of Agriculture for each of our primary products which authorize us to manufacture and distribute our agricultural application products throughout the PRC. The term of a temporary fertilizer registration certificate is one (1) year, subject to annual renewal. There is no assurance that the certificates will be renewed.  See “Description of Business – Government Regulation” for more information.

Xinsheng’s tax exemption in the PRC is subject to annual renewal and may not be granted in the future.

Xinsheng is subject to a 25% standard enterprise income tax in the PRC. However, due to Xinsheng’s agricultural related activities, the National Tax Bureau in Xi’an High-Tech Development Zone has granted Xinsheng annual exemptions from this tax for the years ending December 31, 2007, 2008 and 2009. We have applied for a tax exemption for 2010 and we expect that this application will be approved.

However, there is no assurance that we will continue to receive the tax exemption in future years. Without the tax exemption, our financial results would be materially and adversely affected. For purposes of comparison, had we been subject to the 25% tax, our operating cash flow and net income for the years ended December 31, 2009 and 2008 would each have been reduced by approximately $385,000 and $387,600, respectively.

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

The Chinese economy has experienced a slowing growth rate due to a number of factors, including but not limited to instability in the global financial markets and economic and monetary policies adopted by the Chinese government aimed at preventing overheating of the Chinese economy and inflation.

We cannot predict how long the downturn will last, the timing of any subsequent recovery, or how much of an impact the downturn will have on our business and demand for our products. To the extent that the downturn reduces spending on produce with the “Green Food” designation, which tends to be more expensive than products without the designation, demand for our products could be affected.

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

A resumption of the rapid economic growth experienced in the PRC prior to the global economic downturn can lead to growth in the money supply and rising inflation. In reaction to inflationary pressures, the PRC government has imposed controls in the past on bank credits, limits on loans for fixed assets, restrictions on state bank lending, and restrictions on funds flowing into the PRC. Such policies can potentially lead to a slowing of economic growth. In addition, in October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the domestic economy. Future rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

Our operating results will suffer if the price of raw materials increases and we cannot pass the increased cost through to our customers.

The primary raw materials included in our products are active potassium, organic nitrogen, chitosan and other supplementary material.  The prices for these raw materials are subject to market forces largely beyond our control, including energy costs, organic chemical feedstock, market demand, and freight costs. The prices for these raw materials may fluctuate significantly based upon changes in these forces. Our operating results may be seriously harmed if we are unable to pass any raw material price increases through to our customers due to lower margins from our sales. If we are forced to increase prices of our products due to increases in the prices of raw materials, the demand for our products could decrease, which could materially harm our operations and financial results.

PRC governmental control of currency conversion may affect our business and financial results.

The PRC government imposes controls on the convertibility of Renminbi (“RMB”) into foreign currencies and the remittance of currency out of the PRC. We receive substantially all of our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of the PRC to pay expenses generally above $30,000, and for return of capital. The procedure followed by the Company for remitting currency out of the PRC is as follows: (i) the Company submits a fund remittance application to SAFE for approval, (ii) upon receipt of the approval document from SAFE, the Company submits the SAFE approval document to the bank at which the Company maintains a foreign exchange account, and (iii) the bank then processes the transfer. Approval is not required for ordinary and reasonable business expenditures less than $30,000. For amounts greater than $30,000, the factors considered in granting approval include the purpose and amount of the transfer. There are no set guidelines as to what purposes or amounts greater than $30,000 will be approved. In the event that the Company is not permitted to remit funds out of the PRC due to SAFE restrictions, the Company’s ability to meet its payment obligations to its service providers and creditors may be affected.

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

The value of the RMB against the U.S. dollar and other currencies fluctuates and is affected by, among other things, changes in the PRC’s political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB, appreciation of the RMB against the U.S. dollar would reduce the amount of RMB we receive upon conversion. Conversely, if we need to convert RMB into U.S. dollars and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

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

We maintain bank accounts in China whose balances are not insured and are not protected by FDIC insurance or other insurance. As of December 31, 2009, we held the equivalent of approximately $9,599,000 in U.S. dollars in bank accounts in China.  If a Chinese bank holding our funds were to experience insolvency or closure, it may not permit us to withdraw our funds which would result in a loss of such funds and a reduction of our net assets.

Risks related to our common stock:

The trading market for our common stock is relatively illiquid and the market price of our common stock has been and will likely continue to be volatile.

There is relatively low trading volume in our common stock, and the price of our common stock has and is likely to continue to fluctuate significantly. These circumstances may make it difficult for shareholders to sell shares of our common stock when desired or at attractive prices. During 2008 and 2009, the trading price of our common stock as quoted on the OTC Bulletin Board ranged from a low of $0.10 per share to a high of $1.50 per share.

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

As indicated in Note 11 to the Consolidated Financial Statements for the year ended December 31, 2009 included herein, we have 1,378,580 common stock purchase warrants outstanding with exercise prices ranging from $1.00 to $2.00. Of these warrants, 1,378,580 shares of our common stock issuable upon exercise of the warrants may be sold under Rule 144 beginning six months after exercise and 500,000 shares of our common stock issuable upon exercise of the Warrants have been registered for resale. In addition, we have convertible notes outstanding in an aggregate principal amount of $500,000, which are convertible into up to 1,000,000 shares of common stock at a conversion price of $0.50 per share. Some of the shares of our common stock issuable upon conversion of the Notes have been registered for resale upon conversion. In October 2009, we issued a warrant to purchase 1,000 shares of our common stock at an exercise price per share of $1.00.

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

We are authorized to issue 4,900,000 shares of an “undesignated” class of stock which may adversely affect the voting power or other rights of the holders of common stock.

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

Our common stock falls within the definition of penny stock.

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

Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to annually furnish a report by our management on our internal control over financial reporting.  Such report must contain, among other matters, an assessment by our principal executive officer and our principal financial officer on the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective as of the end of our fiscal year.  This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management.  In addition, under current SEC rules, we will be required to obtain an attestation from our independent registered public accounting firm as to our internal control over financial reporting for our annual report on Form 10-K for our fiscal year ending December 31, 2010.  Performing the system and process documentation and evaluation needed to comply with Section 404 is both costly and challenging.  During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404.  In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock.

Item 1B.        Unresolved Staff Comments.

Not applicable to smaller reporting companies.

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

As of December 31, 2009, Xinsheng owns its office buildings, valued at cost of RMB 1,800,183 (approximately $263,727), manufacturing machinery and office equipment, valued at cost of RMB 504,399 (approximately $54,203) and vehicles, valued at cost of RMB 1,522,087 (approximately $222,986) based on the exchange rate in effect as of December 31, 2009.

Xinsheng leased its office space (approximately 7,300 square feet) in Building 2, Unit 1, 15th Floor, Ling Xian Xin Cheng, Hi-tech Industrial Development Zone in Xi-an, Shaanxi Province, for an annual rent of RMB 366,390 (approximately $53,640) from Shaanxi Heng Xing Property Management Co., Ltd. The term of the lease was three years and expires on March 31, 2011.  The Company terminated this lease on October 1, 2009 after relocating to its new office buildings.  See Note 4 to the Consolidated Financial Statements for the year ended December 31, 2009 included herein.  On October 1, 2009, the Company signed a new lease with the same landlord for an office space (approximately 344 square feet) at an annual rent of RMB 12,000 (approximately $1,758).  This lease has a term of one year, expiring on September 30, 2010.

Xinsheng leases its operating and testing space (approximately 2,600 square feet), located at the Xi’an Vegetable Research Institute, 2 Ouyan Road, Xian, Shaanxi, China, for an annual rent of RMB 38,500 (approximately $5,640). The lease expired on March 31, 2010.  As of the date of filing of this Annual Report on Form 10-K, the Company is still in negotiations with the landlord to extend this lease.

Xinsheng leases its manufacturing space (approximately 22,600 square feet), located at Sanyuan Cotton Company, 16 Shihua Road, Chemistry District, Sanyuan County, Shaanxi Province, for an annual rent of RMB 90,000 (approximately $13,176). The lease expires on December 31, 2010.

On October 21, 2009, Xinsheng received an approval letter from the Bureau of Foreign Trade and Economic Cooperation of Lantian County of Xinsheng’s application to purchase land use rights in Lantian County to establish the “Xinsheng Centennial Industrial Zone”.  Xinsheng intends to purchase the land use rights of 66 acres for 30 years.  The land use right purchase cost is expected to be approximately 28,000,000 RMB ($4.1 million).  In addition, the estimated cost for relocation of local dwellers is approximately 2,040,000 RMB ($299,000).  As of the date of filing of this Annual Report on Form 10-K, this transaction has not been finalized due to local government delays.

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

Item 4.           (Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began quoting on the OTC Bulletin Board (“OTCBB”) on October 17, 2007 under the symbol CHBU.OB. The price range per share of common stock presented below represents the highest and lowest intra-day prices for the Company’s common stock as quoted on the OTCBB. Such over-the-counter market quotations may reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions. Our common stock is traded relatively infrequently and accordingly the market for our common stock may not be indicative of a liquid trading market. The closing price of our common stock as quoted on the OTCBB on April 13, 2010 was $0.79.

	High Sales Price	Low Sales Price
Year Ended December 31, 2009:
4th Quarter	$0.74	$0.38
3rd Quarter	$1.01	$0.32
2nd Quarter	$0.54	$0.11
1st Quarter	$0.25	$0.10

Year Ended December 31, 2008:
4th Quarter	$0.55	$0.10
3rd Quarter	$0.51	$0.25
2nd Quarter	$1.50	$0.42
1st Quarter	$1.00	$0.40

Number of Shareholders

As of March 31, 2010, there were 12,958,574 shares of our common stock issued and outstanding and 7 active holders of record of our common stock.  The number of active record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of the Xinsheng trustees, security brokers, dealers, and registered clearing agencies.

The Xinsheng trustees act as trustees on behalf of approximately 57 shareholders in the PRC, but are considered by our transfer agent to be one shareholder of record.  In addition, all of our common shares held by brokerage firms, banks and other financial institutions in the United States and Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions in the United States. Cede & Co. is also considered to be one shareholder of record.

The Company’s transfer agent is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, TX 75034, telephone number: (469) 633-0101.

Dividends

We have not declared or paid any cash dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business operations and we do not anticipate declaring any dividends in the foreseeable future.

The payment of dividends is contingent on the ability of our PRC based operating subsidiary to obtain approval to send monies out of the PRC. The PRC’s national currency, called the Yuan or Renminbi, is not a freely convertible currency. The PRC government imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC.

Equity Compensation Plan Information

We do not have any stock option, bonus, profit sharing, pension or similar plan. However, we may adopt such a plan in the future to attract and retain members of management, directors or key employees.

Recent Sales of Unregistered Securities

The following issuance of shares were exempt from registration under section 4(2) of the Securities Act or Regulation D promulgated thereunder as indicated:

Private Placement of Warrants

On October 9, 2009, we issued to Legend Merchant Group, Inc. warrants to purchase up to 1,000 shares of common stock at an exercise price equal to $1.00 per share for services rendered and waiving registration rights.  The foregoing issuance was exempt from registration under Section 4(2) of the Securities Act.

Item 6.           Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in December and the associated quarters of those fiscal years.

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

We also initiated a “New Agriculture – Generator” initiative in the fourth quarter of 2008, which included the super chain sales partner program and direct sales stores program.  The purpose of this campaign is to establish our own sales network by creating closer relationships with farmers through our super chain and direct sales stores in the rural areas of China in addition to the traditional sales network, and we plan to continue to expand this business in the future.  As of December 31, 2009, the Company had established 103 branded super chain stores.  A majority of these stores are located in the Shaanxi and Hunan Provinces.  In addition, the Company established 49 direct sales stores, which are controlled and managed directly by the Company.  The direct sales stores are located in the Shaanxi Province.

Results of Operations

Year Ended December 31, 2009 as compared to Year Ended December 31, 2008

Comparison of Gross Profit for the Year Ended December 31, 2009 and 2008

	2009	2008
Sales	$3,038,560	$2,922,385
Cost of Goods Sold	1,065,599	817,472
Gross Profit	$1,972,961	$2,104,913
Gross Profit Margin	64.93%	72.03%

Sales

Sales for the year ended December 31, 2009 totaled $3,038,560, an increase of $116,175, or 4%, as compared to sales of $2,922,385 for the year ended December 31, 2008. The year over year increase in sales is attributable to positive responses to our “New Agriculture-Generator” campaign offset by lower sales through the traditional sales network. Sales from our “Super Chain Sales Partner Program”, which was designed to expand our distribution network directly and to establish a closer relationship with farmers through agricultural cooperatives in the rural areas of China, amounted $619,637, approximately 20% of total sales in 2009. Sales from our “Direct Sales Store Program” amounted $414,356, approximately 14% of total sales in 2009. As of December 31, 2009, the Company had established 103 branded super chain stores, a majority of those stores are located at Shannxi Province (local province) and Hunan Province. In addition, the Company established 49 direct sales stores, which are controlled and managed directly by the Company. These direct sales stores are located in the Shannxi Province.

Cost of Goods Sold,  Gross Profit and Gross Profit Margin

Cost of goods sold for the year ended December 31,  2009 totaled $1,065,599, an increase of $248,127, or  30% as compared to cost of goods sold of $817,472 for the year ended December 31, 2008. The increase in cost of goods sold and decrease of gross profit margin was attributable to our new direct sales stores. To attract more farmers to our direct sales stores, we sell fertilizer products made by other company in our direct sales stores. For the third party made fertilizer products, the gross margin rate is approximately 20%. During 2009, total purchased third party products included in the cost of goods sold amounted $297,906. Followings are analysis of our gross profit margin in 2009 (We did not have direct sale stores in 2008).

	Total	Direct Sale Stores	Branded Stores	Traditional Sales
2009 Sales	$3,038,560	$414,356	$619,637	$2,004,567
Cost of Goods Sold	1,065,599	297,418	182,143	586,038
Gross Profit	$1,972,961	$116,938	$437,494	$1,418,529
Gross Profit Margin	64.93%	28.22%	70.60%	70.76%

Gross profit for the year ended December 31,  2009 was $1,972,961, a decrease of $131,952, or 6%, as compared to gross profit of $2,104,913 for the year ended December 31,  2008. The decrease in gross profit was attributable to our new selling efforts explained above.

Gross profit margin, which is measured as the ratio of gross profit to sales, was 64.93% for the year ended December 31,  2009, a decrease of 7.10 percentage points as compared to 72.03% for the year ended December 31, 2008.  The decrease also resulted from our selling efforts mentioned above. We expect that our gross profit is to decrease continuously in the coming year with the expansion of our direct sales stores.

Comparison of Net Income for the Year Ended December 31, 2009 and 2008

	2009	2008

Gross Profit	$1,972,961	$2,104,913

Selling and marketing	212,754	316,272
Professional fees	228,587	174,869
Depreciation and amortization expenses	46,602	60,947
Other general and administrative expenses	220,099	177,190
Total selling, general and administrative expenses	708,042	729,278
Income from operations	1,264,919	1,375,635
Interest income	23,315	28,107
Interest expense	(225,288)	(58,403)
Loss on disposal of assets	(8,685)	-
Net Income	$1,054,261	$1,345,339

Selling and marketing

Selling and marketing expenses were $212,754 in 2009, a decrease of $103,518, as compared $316,272 in 2008. The decrease of selling and marketing expense was primarily attributable to the launch of our “Super Chain Sales Partner Program” during fourth quarter of 2008. Approximately $190,000 in expenses were in connection with this initiative during the fourth quarter.

Professional fees

Professional fees consist of audit and review fees, legal and attorney fees, director fee and contracted professional service fees. Total professional fees was $228,587 in 2009, an increase of $53,718, or 31% as compared to $174,869 in 2008. We expect such expenses will remain high in the future as a public company.

Other General and Administrative Expenses

Other general and administrative expenses generally consist of: wages and related benefits, research and development expenses, rent and utility expenses, office expenses, bad debt expense, and travel and miscellaneous expenses. Other general and administrative expenses were $220,099 for the year ended December 31, 2009, an increase of $42,909, or 24%, as compared to $177,190 for the year ended December 31, 2008. Higher other general and administrative expenses in 2009 were attributable to the increase of $25,346 in research and development expenses.

Interest expense

Interest expense was $225,288 in 2009, which consisted of amortization of deferred financing costs of $106, 147, amortization of fair value of warrants of $75,458, amortization of beneficial conversion feature of $25,023 and loan interest of $18,660. These expenses relate to the convertible notes issued in September 2008. Total such expenses in 2008 was $58,403. The Company paid $15,000 interest to the investors in September 2009.

Net income

Net income for the year ended December 31, 2009 was $1,054,261, a decrease of $291,078, or 22% as compared to net income of $1,345,339 for the year ended December 31, 2008. The decrease in net income was primarily due to the increase in  cost of goods sold and the increase in non cash interest expense as explained above.

Liquidity and Capital Resources

As of December 31, 2009, 87% of the Company’s assets consisted of cash and cash equivalents, as compared to 85% as of December 31, 2008. As of December 31, 2009, our cash and cash equivalents amounted to $9,625,657, an increase of $1,313,021 as compared to $8,312,636 as of December 31, 2008.

Net cash provided by operating activities was $1,295,912 and $1,549,516 for the year ended December 31, 2009 and 2008, respectively. The decrease resulted from the reduction in net income in 2009.

Net cash provided by investing activities was $4,923 for the year ended December 31, 2009. The Company received total proceeds of $131,760 from the disposal of unused equipment and product rights in the first quarter of 2009. Cash used in investing activities for the acquisition of property, plant and equipment was $126,837 and $5,300 for the year ended December 31, 2009 and 2008, respectively.

Net cash used in financing activities was $2,803 for the year ended December 31, 2009. It was the repayment to a mortgage loan from a bank. Net cash provided by financing activities was $312,638 for the year ended December 31, 2008. This amount reflects the proceeds of $500,000 from a private placement of convertible notes and warrants (as described in more detail below), less financing costs of $187,362.

Foreign currency translation

Xinsheng’s functional currency is the Chinese Yuan, or Renminbi (“RMB”). The appreciation of the RMB against the U.S. dollar will have a positive effect on our cash position, and vice versa. For the year ended December 31, 2009, the exchange rate had a positive impact of $14,563 on our cash flows.  By comparison, for the year ended December 31, 2008, the exchange rate had a positive impact of $471,334 on our cash flows.

Tax-exempt status in the PRC

Xinsheng is subject to a 25% standard enterprise income tax in the PRC. However, due to Xinsheng’s agricultural activities, the National Tax Bureau in Xi’an High-Tech Development Zone has granted Xinsheng annual exemptions from this tax for the years ending December 31, 2009 and 2008.

For purposes of comparison, had we been subject to the 25% tax, our operating cash flow and net income for the year ended December 31, 2009 and 2008 would each have been reduced by approximately $385,235 and $387,626, respectively.

Private Placement of Convertible Notes and Warrants

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

The Series C warrants have a term of three years and are exercisable into shares of common stock at an an exercise price of $1.50 per share. Upon exercise of a Series C warrant, in addition to receiving shares of common stock, each Series C warrant holder shall be issued a Series D warrant to purchase additional shares of common stock in an amount equal to the number of Series C warrants exercised. The Series D warrants, if issued shall have a term of three years and an exercise price of $2.00 per share. The exercise price of the warrants is subject to adjustment upon the occurrence of stock splits, combinations, dividends and subsequent offerings, as set forth in the warrants. No Series D warrants have been issued as of the date of this filing.

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

In connection with the transaction, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 60 days following the final closing date. In addition, if the registration statement was not declared effective within 120 days from the filing date, the Company was subject to monthly cash liquidated damages payments equal to 2% of the purchase price paid by each investor, subject to a maximum of 24%. On February 13, 2009, the Company filed a registration statement on Form S-1 to register the shares underlying the convertible notes and warrants. In response to SEC comment letters, the Company filed amendments to the registration statement on Form S-1. The Company and the investors entered into agreements extending the date of the Form S-1 was required to become effective to October 30, 2009. The registration statement on Form S-1 was declared effective on November 16, 2009. The Company accrued $734 liquidated damages under the registration rights agreement payable to the investors as of December 31, 2009.

The Company recorded the $149,615 relative fair value of the warrants ($78,136 for the Series C warrants; $71,479 for the Series D warrants) and the $49,615 intrinsic value of the beneficial conversion feature as additional paid in capital. No Series D warrants have been issued as of the date of this filing.

The $149,615 fair value of the Series C and Series D warrants was calculated using a Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 2.26%; expected stock price volatility of 130.69%; stock price of $0.40 per share; exercise price of $1.50 per share for the Series C warrants and $2.00 per share for the Series D warrants; and term of 3 years.

In connection with the private placement, the placement agent received warrants to purchase 80,000 shares of the Company’s common stock at an exercise price of $1.00 per share for a term of three years. The $19,920 fair value of these warrants (calculated using the same assumptions described above except for the exercise price) was charged to deferred financing costs and added to additional paid in capital. On October 9, 2009, the Company issued warrants to purchase 1,000 shares of the Company’s common stock at an exercise price of $1.00 per share for a term of three years for services rendered and waiving registration rights. The $426 fair value of these warrants (calculated using the same assumptions described above except for the exercise price) was charged to current financing cost and added to additional paid in capital.

Long-term Debt

Long-term debt represents a mortgage payable to Xian Commerce Bank in connection with Xinsheng’s acquisition of a building in August 2009. The 10-year mortgage, which had an initial balance of $117,200 (800,000 RMB) and is secured by the building, bears interest at an annual rate of 6.53% and is due in monthly installments of interest and principal of approximately $1,330 to August 6, 2019. As of December 31, 2009, the unpaid long term debt balance was $114,397.

Expansion plan

On October 21, 2009, Xinsheng received an approval letter from the Bureau of Foreign Trade and Economic Cooperation of Lantian County of Xinsheng’s application to purchase land use rights in Lantian County to establish “Xinsheng Centennial Industrial Zone”.  Xinsheng intends to purchase the land use rights for 66 acres for a term of 30 years.  The land use right purchase cost is expected to be approximately $4.1 million (28,000,000 RMB).  In addition, the estimated cost for relocation of local dwellers is estimated will be approximately $299,000 (2,040,000 RMB). As the date of this Form 10K filing, the transaction is not finalized due to the delay in processing by the local government.

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

The conversion of our outstanding notes and exercise of our outstanding warrants into shares of common stock would have a dilutive effect on our common stock, which could in turn reduce our ability to raise additional funds on favorable terms. In addition, the subsequent sale on the open market of any shares of common stock issued upon conversion of our outstanding notes and exercise of our outstanding warrants could impact our stock price which could in turn reduce our ability to raise additional funds on favorable terms.

Any financing, if available, may involve restrictive covenants that may impact our ability to conduct our business or raise additional funds on acceptable terms. If we are unable to raise additional capital when required or on acceptable terms, we may have to delay, scale back or discontinue our expansion plans and our business may be adversely affected.

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Allowance for Doubtful Accounts

The Company’s receivables primarily consist of accounts receivable from its customers. Accounts receivable are recorded at invoiced amount and generally do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables.  The credit risk is controlled through credit approvals, limits and monitoring procedures.  The Company establishes an allowance for doubtful accounts based upon historical experience, management’s evaluation of the outstanding accounts, age of receivables and other factors. As of December 31, 2009, 20% of the Company’s trade receivables were current, 0% of the Company’s trade receivables were aged between 31 to 60 days and the remaining 80% of trade receivables were aged between 61 to 360 days. By comparison, as of December 31, 2008, 48% of the Company’s trade receivables were current and 52% of trade receivables were aged between 31 to 60 days.

Long-Lived Assets

The Company has adopted Financial Accounting Standards Board (“FASB) Accounting Standards Codification (“ASC”) 350. ASC 350 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 350 also requires assets to be disposed of to be reported at the lower of the carrying amount or the fair value less costs to sell.

Recent Accounting Pronouncements

Effective for interim and annual periods ending after September 15, 2009, the FASB ASC is the single source of authoritative literature of U.S. generally accepted accounting principles (“GAAP”).  The Codification consolidates all authoritative accounting literature into one internet-based research tool, which supersedes all pre-existing accounting and reporting standards, excluding separate rules and other interpretive guidance released by the SEC.  New accounting guidance is now issued in the form of Accounting Standards Updates, which update the ASC.    The adoption of the ASC did not result in any change in the Company’s significant accounting policies.

In May 2009, the FASB issued standards that establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. These standards require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. This standard is effective in the first interim period ending after June 15, 2009. This standard did not have any significant impact on disclosures in the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position or results of operations.

In August 2009, the FASB issued guidance on measuring liabilities at fair value.  This guidance amends the fair value measurements and disclosures by providing additional guidance clarifying the measurement of liabilities at fair value.  This new accounting guidance is effective for reporting periods ending after December 15, 2009.  Adoption of this standard did not have a material effect on the Company’s consolidated financial position or results of operations.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s consolidated financial position and results of operations from adoption of these standards is not expected to be material.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8.           Financial Statements and Supplementary Data.

Our audited consolidated financial statements at and for the fiscal years ended December 31, 2008 and 2009, together with the related notes thereto, have been included in this annual report on pages F-1 through F-16.  By this reference, we have incorporated by reference these financial statements into this annual report in response to this Item 8.  As a smaller reporting company, we have omitted supplementary data from our consolidated financial statements.

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of December 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

The Company’s chief executive officer and the Company’s chief financial officer  have concluded that there were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

The Company’s management, including the Company’s chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.        Other Information.

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

The following are the officers and directors of China Agri-Business, Inc., Mei Xin Agri Technology (Shaanxi) Co., Ltd., and Shaanxi Xin Sheng Centennial Agricultural and Technology Co., Ltd.  Some of our officers and directors are residents of the PRC and, therefore, it may be difficult for investors to effect service of process within the U.S. upon them or to enforce judgments against them obtained from the U.S. courts.

Directors and Executive Officers of China Agri:

NAME	POSITION	AGE*
Liping Deng	Director, Chief Executive Officer and President	38
Limin Deng	Chairman of Board of Directors	47
Xiaolong Zhou	Chief Financial Officer	57
Michael Segal	Director	67

Directors and Executive Officers of Meixin:

NAME	POSITION	AGE*
Liping Deng	Chairman of Board of Directors	38
Limin Deng	Vice-Chairman of Board of Directors	47
Zhengfeng Guo	Director	39

Directors and Executive Officers of Xinsheng:

NAME	POSITION	AGE*
Liping Deng	Director and President	38
Limin Deng	Chairman of Board of Directors	47
Hong Cai	Director and Finance Manager	42
Yi Fu	Director and Vice President	36
Mengzhou Li	Director	45

*  As of March 31, 2010.

Mr. Liping Deng was appointed as our Director, President and Chief Executive Officer on June 26, 2006. He has been a Director and President of Xinsheng since 2002 and Chairman of Board of Directors of Meixin since March 2006. Prior to joining us, Mr. Deng served as a senior manager at Xianyang Tong Lida Electronic Communication Co., Ltd. from 1996 to 1998. Prior to that, Mr. Deng served as President of the Worker's Union in Xianyang Pottery Factory from 1991 to 1995. Mr. Deng obtained a technical secondary school degree from Xi'an Construction Company Pottery Technology School. Mr. Liping Deng is the brother of Mr. Limin Deng.  Mr. Deng’s day to day leadership as our President and Chief Executive Officer brings to our Board of Directors an intimate knowledge of our operations.  Mr. Deng also offers extensive business experience in the PRC, excellent business negotiation skills and extensive professional investment experience.

Mr. Limin Deng was appointed as our Director on June 26, 2006. He founded Xinsheng in 2002 and served as Chairman of Xinsheng since that time. Mr. Deng is the Vice Chairman of the Board of Directors of Meixin. Prior to joining us, he served as a security manager in the Xi'An Electronic Technology University for six years. He founded Shaanxi Xinsheng Weiye Technology Development Co., Ltd. in 2001, which has been liquidated. He obtained a junior college degree in Economic Management from the Continuous Education College of Xi'an Electronic Technology University. Mr. Limin Deng is the brother of Mr. Liping Deng.  Mr. Deng brings to our Board of Directors an extensive understanding of the business and operations of Xinsheng, our operating company in the PRC.  Mr. Deng offers excellent business negotiation skills, extensive professional management experience, and also brings extensive knowledge of the legal and regulatory regimes in the PRC.

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

Mr. Michael Segal was appointed as our Director on June 8, 2006. He is an Officer, General Securities Principal, Options Compliance Principal and an Investment Banking Representative of B & B Securities, Inc., a member of the New York Stock Exchange and Financial Industry Regulatory Authority since January 2010.  From 2006 to 2009 and 2003 to 2005 Mr. Segal was a Principal, Option Compliance Principal and Branch Manager of Whitaker Securities LLC. Prior to that, Mr. Segal served in the following capacities: President of Alexander Westcott & Co., Inc., a licensed broker-dealer, and Secretary of the board of directors of its parent company, the Financial Commerce Network Inc., a publicly held company; and President of Lamborn Securities Inc., a licensed broker-dealer. Mr. Segal is also individually registered as a Commodity Trading Advisor with the Commodity Futures Trading Commission and is a founding member of the Managed Funds Association. Mr. Segal received a B.B.A. in marketing and economics from the University of Miami in Florida.  Mr. Segal sits on the board of directors of the following privately held companies: SunGame, Inc., International American Capital Inc. and Asia Carbon Industries Inc. Mr. Segal also sits on the board of directors of the following publicly held company: China Power Equipment Company Inc. From March 2007 until December 2009, Mr. Segal was a member of the board of directors of Biostar Pharmaceuticals Inc.  Mr. Segal brings to our Board of Directors his expertise in the financial and equity markets and his years of experience providing strategic and financial advisory services to complex organizations.  Mr. Segal also provides unique perspective as our only U.S. director.

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

Family Relationships

Mr. Limin Deng and Mr. Liping Deng are brothers.

Committees of the Board of Directors

We do not currently have separately designated audit, nominating or compensation committees, or committees performing similar functions. Shares of our common stock are not listed on any national securities exchange, and thus we are not subject to the SEC’s or any exchange’s rules requiring standing committees or independent directors. Since October 17, 2007, our common stock has been quoted on the OTC Bulletin Board, which does not currently have requirements as to the maintenance of standing committees or the independence of our board members. We are not, and in the past have not been, subject to any specific corporate governance guidelines or rules imposing requirements on the independence of our directors or committee members. Given the fact that our board of directors currently consists of three members, our board of directors determined that it was not appropriate to designate separate committees of the board of directors. The board of directors as a whole is responsible for fulfilling the duties which would otherwise be delegated to such committees.

At some future time, we may seek to have our common stock or other securities quoted on a tier of a national securities exchange. In so doing, we will reevaluate the need to have independent directors on our board and on standing committees, in light of applicable corporate governance rules and corporate best practices. At the present time, our board of directors is collectively responsible for analyzing and evaluating our financial statements and our internal controls and procedures for financial reporting, and for acting as our compensation and nominating committee.

Code of Ethics

We are in the process of adopting, but have not yet adopted, a Code of Business Conduct and Ethics that applies to our directors and officers.

Involvement in Certain Legal Proceedings.

To the best of its knowledge, the Company’s directors and executive officers were not involved in any legal proceedings during the last 10 years as described in Item 401(f) of Regulation S-K.

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

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Liping Deng	2009	8,000	—	—	—	—	—	—	8,000
Chief Executive	2008	6,260	—	—	—	—	—	—	6,260
Officer

Xiaolong Zhou	2009	45,000	—	—	—	—	—	—	45,000
Chief Financial	2008	45,000	—	—	—	—	—	—	45,000
Officer

Under a de facto employment contract as discussed below, we can terminate the de facto employment contract by informing an executive officer of termination at least one month prior to the termination date or terminate an executive officer effective immediately and agree to pay one month’s salary.

We entered into a preliminary employment agreement with Mr. Zhou on April 1, 2007, which provides for annual compensation of $45,000. Mr. Zhou continues to be compensated at this annual rate.

We do not have written employment agreements with our other executive officers. Under PRC employment laws, if an employer and employee do not enter into a written employment agreement within one year, they are deemed to have entered into a de facto employment contract with an open (indefinite) term. In the absence of an employment contract, an employer remains obligated to participate in the PRC’s social insurance programs on behalf of the employee, including pension, medical, unemployment, occupational accident/disability, and maternity insurance.  Mr. Liping Deng, our executive officer other than Mr. Zhou, is considered to have a de facto employment contract under PRC law.

Generally speaking, employment contracts governed by PRC law are required to include the following information: identity and domicile of the employer and employee, term of employment, job description and place of work, work hours, vacation policy, compensation, social insurance information, safety measures and working conditions.

China Agri does not currently have a pension plan, stock option plan, non-equity incentive plan or deferred compensation arrangement. We plan to implement a more comprehensive compensation program in the future, which will incorporate elements of compensation including, but will not be not limited to, non-cash and other equity-based compensation such as stock options.

Director Compensation

The compensation of our directors is determined on a case by case basis. The factors considered by the Company for the purpose of determining director compensation include, but are not limited to: the director’s relevant work experience; the number of years the director has served as a director of the Company, and; the director’s overall contributions to the Company, including the amount of time devoted to the Company by the director. The Company has not established a maximum fee for its directors.

Effective January 1, 2008, Michael Segal is paid cash compensation at the rate of $1,500 per month, or $18,000 annually, for his services as director.

Mr. Limin Deng receives no compensation for his services as director.

Our Chief Executive Officer, Liping Deng, does not receive any additional compensation for his services as director above and beyond his salary as an officer.

The following table sets forth compensation paid to each named director during the year end December 31, 2009.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non- Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Limin Deng	—	—	—	—	—	—	—
Michael Segal	18,000	—	—	—	—	—	—

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2010 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this prospectus are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. Applicable percentage ownership is based upon 12,958,574 shares of common stock outstanding.

Unless otherwise indicated, the address of each individual named below is c/o China Agri-Business, Inc.  Building 2, Unit 1, 15th Floor, Ling Xian Xin Cheng, 86 Gaoxin Road, Hi-Tech Industrial Development Zone, Xian, Shannxi, China 710065.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Michael Segal 11 East 86th Street New York, New York 10028	63,074	*	%

Liping Deng	1,851,148	14.3

Liming Deng	—	—

Xiaolong Zhou	—	—

All Directors and Executive Officers as a group (4 persons)	1,914,222	14.8

Trustees for Xinsheng Shareholders (2)	9,099,749	70.2

JAG Multi Investment (3)	750,000	5.5

Keith Guenther (3)	750,000	5.5

* Less than 1%
(1) Reflects the ownership of our equity securities after a 2.032-for-1 forward split of our common stock during the fourth quarter of 2006.
(2) The trustees for the trust holding these shares are: Zhihong Yang, Xiaoying Lin, Dongdong Ding, Fei Zhao and Junsheng Meng. The trustees are individuals and are not affiliated with any bank or trust company.  The Xinsheng shareholders are in the process of terminating the Voting Trust and Escrow Agreement effective December 2009.
(3) Includes 500,000 shares of common stock underlying Notes and 250,000 shares of common stock underlying the Warrants.

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

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

Item 14.         Principal Accounting Fees and Services.

The following table sets forth the fees accrued or paid to the Company's independent registered public accounting firm during fiscal years 2009 and 2008. The Company’s financial statements for those years were audited by Michael T. Studer, CPA, P.C.

Audit and Non-Audit Fees	2009	2008
Audit Fees (1)	$64,400	$64,400

Audit-Related Fees (2)	—	—

Tax Fees (3)	—	—

All Other Fees	—	—

Total	$64,400	$64,400

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

PART IV

Item 15.        Exhibits, Financial Statement Schedules.

1.     List of Consolidated Financial Statements. The consolidated financial statements and the accompanying notes of China Agri-Business, Inc., have been included in this Report on Form 10-K beginning on page F-1:

2.     All financial statement schedules are omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the respective financial statements or notes thereto contained herein.

3.     List of Exhibits filed in accordance with Item 601 of Regulation S-K. The warranties, representations and covenants contained in the agreements, documents and other instruments included or incorporated by reference herein or which appear as exhibits hereto should not be relied upon by buyers, sellers or holders of the company’s securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in such agreements, documents and other instruments. The following exhibits are incorporated by reference in, or filed with, this Report on Form 10-K:

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Incorporation, as amended (1)
4.1	Form of 3% Convertible Note (2)
4.2	Form of Series C Warrant (2)
4.3	Form of Series D Warrant (2)
4.4	Form of 2007 Underwriter Warrant (3)
4.5	Form of 2009 Placement Agent Warrant (3)
4.6	Form of Warrant issued to Legend Merchant Group dated October 9, 2009. (7)
9.1	Voting Trust and Escrow Agreement with Xinsheng Shareholders and their trustee dated April 22, 2006. (1)
10.1	Stock Purchase Agreement between China Agri-Business, Inc. and Xinsheng Shareholders dated April 22, 2006. (1)
10.2	Management Agreement between Xinsheng and Meixin dated April 18, 2006. (1)
10.3	Form of Subscription Agreement. (2)
10.4	Form of Registration Rights Agreement. (2)
10.5	Placement Agent Agreement. (4)
10.6	Business Advisory Agreement. (6)
10.7	Letter agreement dated as of August 12, 2009 among China Agri-Business, JAG Multi-Investment, LLC and Keith Guenther. (5)
10.8	Letter agreement dated as of June 12, 2009 among China Agri-Business, JAG Multi-Investment, LLC and Keith Guenther. (7)

Exhibit No.	Description
10.9	Letter agreement dated as of October 12, 2009 among China Agri-Business, JAG Multi-Investment, LLC and Keith Guenther. (7)
10.10	Investor and Media Relations Service Agreement, dated as of March 31, 2010, between China Agri-Business, Inc. and Christensen International Limited. (8)
21.1	Subsidiaries of the small business issuer (1)
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.*
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1) Incorporated by reference to the Form SB-2 (File No. 333-140118) filed on January 19, 2007.
(2) Incorporated by reference to the Form 8-K filed on October 3, 2008.
(3) Incorporated by reference to the Form S-1 (File No. 333-157346) filed on February 13, 2009.
(4) Incorporated by reference to the Form S-1/A (File No. 333-157346) filed on June 16, 2009.
(5) Incorporated by reference to the Form 10-Q filed on August 14, 2009.
(6) Incorporated by reference to the Form S-1/A (File No. 333-157346) filed on August 28, 2009.
(7) Incorporated by reference to the Form S-1/A (File No. 333-157346) filed on November 12, 2009.
(8) Incorporated by reference to the Form 8-K filed on April 8, 2010.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AGRI-BUSINESS, INC.

Date: April 15, 2010	By:	/s/ Liping Deng
Liping Deng
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Capacity	Date

/s/ Liping Deng	President, Chief Executive Officer and Director	April 15, 2010
Liping Deng	(Principal Executive Officer)

/s/ Xiaolong Zhou	Chief Financial Officer (Principal Financial Officer	April 15, 2010
Xiaolong Zhou	and Principal Accounting Officer)

/s/ Limin Deng	Director	April 15, 2010
Limin Deng

/s/ Michael Segal	Director	April 15, 2010
Michael Segal

CHINA AGRI-BUSINESS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Agri-Business, Inc.

I have audited the accompanying consolidated balance sheets of China Agri-Business, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Agri-Business, Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/S/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York

April 15, 2010

China Agri-Business, Inc.
Consolidated Balance Sheets
As of December 31, 2009 and 2008

	2009	2008

Assets
Current Assets
Cash and cash equivalents	$9,625,657	$8,312,636
Accounts receivable, net of allowance for doubtful accounts of $8,300 and $6,524, respectively	28,310	45,165
Inventory	138,253	47,113
Other receivables	7,911	7,329
Prepaid expenses	25,396	22,345
Total Current Assets	9,825,527	8,434,588
Property, plant and equipment, net of accumulated depreciation of $202,921 and $161,055, respectively	337,995	231,278
Investment in Tienwe Technology	879,000	879,420
Deferred financing costs, net of accumulated amortization of $134,550 and $28,403, respectively	72,732	178,879
Intangible assets, net of accumulated amortization of $13,115 and $47,493, respectively	3,724	59,495
Total Assets	$11,118,978	$9,783,660

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of long-term debt	$8,779	$-
Current portion of convertible notes, net of unamortized debt discounts of $72,499 and $0, respectively	427,501	-
Accounts payable and accrued liabilities	286,128	234,007
Total Current Liabilities	722,408	234,007

Long Term Liabilities
Long-term debt	105,618	-
Convertible notes, net of unamortized debt discounts $0 and $172,980, respectively	-	327,020
Total Long Term Liabilities	105,618	327,020

Total Liabilities	828,026	561,027

Stockholders' Equity
Undesignated preferred stock, par value $.001 per share; authorized 4,900,000 shares; none issued	-	-
Common stock, par value $.001 per share; authorized 100,000,000 shares, issued and outstanding 12,958,574 and 12,958,574, respectively	12,959	12,959
Additional paid-in capital	4,370,212	4,369,786
Retained earnings	4,708,473	3,654,212
Accumulated other comprehensive income	1,199,308	1,185,676
Total stockholders' equity	10,290,952	9,222,633

Total Liabilities and Stockholders' Equity	$11,118,978	$9,783,660

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Consolidated Statements of Income and Comprehensive Income
For The Years Ended December 31, 2009 and 2008

	2009	2008

Sales of products	$3,038,560	$2,922,385
Cost of goods sold	1,065,599	817,472
Gross profit	1,972,961	2,104,913

Selling, general and administrative expenses	708,042	729,278
Income from operations	1,264,919	1,375,635
Interest and other income	23,315	28,107
Interest expense	(225,288)	(58,403)
Loss on impairment of products rights	(8,685)	-
Income before income taxes	1,054,261	1,345,339
Income taxes	-	-
Net income	$1,054,261	$1,345,339

Earnings per common share:
Basic	$0.08	$0.10
Diluted	$0.08	$0.10

Weighted average number of common shares used to compute earnings per common share:
Basic	12,958,574	12,958,574
Diluted	13,958,574	13,216,108

Comprehensive Income:
Net income	$1,054,261	$1,345,339
Other comprehensive income - foreign currency translation adjustment	13,632	529,512
Comprehensive Income	$1,067,893	$1,874,851

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2009 and 2008

	Common Stock Shares	Common Stock Amount	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2007	12,958,574	$12,959	$4,150,636	$2,308,873	$656,164	$7,128,632
Relative fair value of warrants and beneficial conversion feature included in sale of convertible notes	-	-	199,230	-	-	199,230
Fair value of Placement Agent warrants	-	-	19,920	-	-	19,920
Net income for the year ended December 31, 2008	-	-	-	1,345,339	-	1,345,339
Foreign currency translation adjustment	-	-	-	-	529,512	529,512
Balance, December 31, 2008	12,958,574	12,959	4,369,786	3,654,212	1,185,676	9,222,633
Fair value of additional warrants issued to Placement Agent	-	-	426	-	-	426
Net income for the year ended December 31, 2009	-	-	-	1,054,261	-	1,054,261
Foreign currency translation adjustment	-	-	-	-	13,632	13,632
Balance, December 31, 2009	12,958,574	$12,959	$4,370,212	$4,708,473	$1,199,308	$10,290,952

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008

Operating activities
Net income	$1,054,261	$1,345,339
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reduction in) allowance for doubtful accounts	1,758	(18,785)
Depreciation of property, plant and equipment	42,673	47,374
Amortization of intangible assets and deferred financing costs	115,627	47,726
Amortization of debt discount and fair value of warrants	100,907	26,250
Loss on impairment of products rights	8,685	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	15,079	37,420
Increase in other receivable	(582)	(474)
Increase / (decrease) in inventory	(91,140)	13,469
(Increase) in prepaid expenses	(3,051)	(16,610)
Increase in accounts payable and accrued liabilities	52,121	67,807
Net cash provided by operating activities	1,296,338	1,549,516

Investing activities
Proceeds from return of unused manufacturing equipment and production rights to respective vendors for cash equal to the asset's current Company book value	131,760	-
Property, plant and equipment additions	(126,837)	(5,300)
Net cash used in investing activities	4,923	(5,300)

Financing activities
Repayment of long-term debt	(2,803)	-
Proceeds from convertible notes	-	500,000
Financing costs	-	(187,362)
Net cash provided by (used in) financing activities	(2,803)	312,638

Effect of exchange rate changes on cash and cash equivalents	14,563	471,334
Increase in cash and cash equivalents	1,313,021	2,328,188
Cash and cash equivalents, beginning of period	8,312,636	5,984,448
Cash and cash equivalents, end of period	$9,625,657	$8,312,636

Supplemental Disclosures of Cash Flow Information:
Interest paid	$17,500	$-
Income taxes paid	$-	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Cost of building acquired	$244,073	-
Less, purchase price paid in cash	126,873	-
	$117,200	-
Relative fair value of warrants and beneficial conversion feature	$-	$199,230
Fair value of Placement Agent warrants recorded as financial cost, deferred financing costs and additional paid in capital	$426	$19,920

The accompanying notes are an integral part of these financial statements.

CHINA AGRI-BUSINESS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AT AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008)

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

Pursuant to a Management Entrustment Agreement dated April 18, 2006 between Meixin and Xinsheng, and a Stock Purchase Agreement dated April 22, 2006 between China Agri and Xinsheng (collectively, the “Transaction”), China Agri issued 10,950,897 shares of China Agri common stock, representing approximately 89% of the 12,278,774 shares of China Agri common stock outstanding immediately after the Transaction, to a trustee of a trust for the benefit of the Xinsheng stockholders. The Transaction was accounted for as a “reverse merger”, since the stockholders of Xinsheng owned a majority of China Agri’s common stock immediately following the Transaction. Xinsheng was deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Transaction are those of Xinsheng and are recorded at the historical cost basis of Xinsheng, and the consolidated financial statements after completion of the Transaction include the assets and liabilities of China Agri, Meixin, and Xinsheng (collectively, the “Company”), historical operations of Xinsheng, and operations of China Agri and Meixin from the date of the Transaction.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of China Agri, Meixin and Xinsheng. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign Currency Transactions and Comprehensive Income (Loss)

The functional currency of China Agri is the United States dollar. The functional currency of Xinsheng and Meixin is the RMB. The reporting currency of the Company is the United States dollar.

The assets and liabilities of Xinsheng and Meixin are translated into United States dollars at period-end exchange rates ($0.14650 and $0.0.14657 at December 31, 2009 and 2008, respectively). The revenues and expenses are translated into United States dollars at average exchange rates for the period ($0.14475 and $0.14396 for the years ended December 31, 2009 and 2008, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations. There are no material foreign currency transaction gains or losses for the years ended December 31, 2009 and 2008.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and such differences may be material to the financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. During 2009, the Company recognized an impairment loss of $8,685 for the six useless production rights of fertilizers (see Note 7).

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) topic 718-10, Stock Compensation (formerly, SFAS 123(R), “Accounting for Stock-Based Compensation”).

In addition to requiring supplemental disclosures, FASB ASC 718, Compensation – Stock Compensation, addresses the accounting for share-based payment transactions in which a company receives goods or services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FASB ASC 718 focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions.

References to the issuances of restricted stock refer to stock of a public company issued in private placement transactions to individuals who are eligible to sell all or some of their shares of restricted Common Stock pursuant to Rule 144, promulgated under the Securities Act of 1933 (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder who is not an affiliate and has satisfied a six-month holding period may sell all of his restricted stock without restriction, provided that the Company has current information publicly available. Rule 144 also permits, under certain circumstances, the sale of restricted stock, without any limitations, by a non-affiliate of the Company that has satisfied a one-year holding period.

Advertising

Advertising costs include advance payment to our Super Chain Sales Partner stores (to be used for signage and store display). The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Advertising Costs.” For the years ended December 31, 2009 and 2008, advertising expenses were $113,044 and $205,566, respectively.

Research and Development

In accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”) (formerly, SFAS No. 2, “Accounting For Research and Development Costs”), the Company expenses all research and development costs as incurred. Research and development expenses for the year ended December 31, 2009 and 2008 were $25,418 and $72, respectively.

Segment Information

ASC 280-10 (formerly, SFAS No. 131, “Disclosure About Segments of and Enterprise and Related Information”), requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in ASC 740-10 (formerly, SFAS No. 109, “Accounting For Income Taxes”), the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Xinsheng is governed by the Income Tax Laws of the PRC. Pursuant to the PRC relevant laws and regulations and tax law, Xinsheng is exempt from income tax.

Earnings (Loss) Per Common Share

The Company has adopted ASC 260-10 (formerly, SFAS No. 128, “Earnings per Share” (“EPS”)), which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic earnings (loss) per common share are computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted earnings (loss) per share are computed similarly to basic earnings per share except that it includes the dilutive securities (convertible notes and warrants) outstanding and potential dilution that could occur if dilutive securities were converted. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (convertible notes payable) are anti-dilutive.

A reconciliation of the weighted average number of common shares used to compute basic and diluted earnings per share for the years ended December 31, 2009 and 2008 follows:

	2009	2008
Weighted average number of common shares outstanding (used to compute basic EPS)	12,958,574	12,958,574
Assumed conversion of convertible notes - see Note 8	1,000,000	257,534
Weighted average number of common shares outstanding and dilutive common stock equivalents outstanding (used to compute diluted EPS)	13,958,574	13,216,108

Recent Accounting Pronouncements

Effective for interim and annual periods ending after September 15, 2009, the FASB ASC is the single source of authoritative literature of U.S. generally accepted accounting principles (“GAAP”).  The Codification consolidates all authoritative accounting literature into one internet-based research tool, which supersedes all pre-existing accounting and reporting standards, excluding separate rules and other interpretive guidance released by the SEC.  New accounting guidance is now issued in the form of Accounting Standards Updates, which update the ASC.    The adoption of ASC did not result in any change in the Company’s significant accounting policies.

In May 2009, the FASB issued standards that establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. These standards require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. This standard is effective in the first interim period ending after June 15, 2009. This standard did not have any significant impact on disclosures in the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which eliminates the exemption for qualifying special-purpose entities from consolidation requirements, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position or results of operations.

In June 2009, the FASB issued authoritative guidance which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position or results of operations.

In August 2009, the FASB issued guidance on measuring liabilities at fair value.  This guidance amends the fair value measurements and disclosures by providing additional guidance clarifying the measurement of liabilities at fair value.  This new accounting guidance is effective for reporting periods ending after December 15, 2009.  Adoption of this standard did not have a material effect on the Company’s consolidated financial position or results of operations.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s consolidated financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 3 – INVENTORY

Inventory consists of:	December 31,	December 31,
	2009	2008

Raw materials	$85,989	$39,125
Finished goods	13,419	4,536
Purchased fertilizers for resale in direct sale stores and branded stores	40,852	-
Other	2,444	3,452
Allowance for slow moving and obsolete items	(4,451)	-

Total inventory	$138,253	$47,113

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of:
	December 31,	December 31,
	2009	2008

Building	$263,727	$19,699
Transportation equipment	222,986	223,092
Machinery and electronic equipment	50,697	146,034
Office equipment	3,506	3,508
	540,916	392,333

Less accumulated depreciation	(202,921)	(161,055)

Property, plant and equipment, net	$337,995	$231,278

In August 2009, Xinsheng acquired a building in Shannxi, China containing approximately 3,800 square feet of space for $244,073 (1,665,783 RMB). $126,873 (865,783 RMB) of the purchase price was paid in cash and the remaining $117,200 (800,000 RMB) was financed through a 10 year mortgage (see Note 9). For legal expediency reasons, the property and mortgage were acquired in the name of the Company’s Chairman of the board of directors

Depreciation expense was $42,673 and $47,374 for the years ended December 31, 2009 and 2008, respectively. Depreciation expense included in the cost of goods sold were $5,551 and $5,752 for 2009 and 2008, respectively. In the first quarter of 2009, the Company returned certain unused manufacturing equipment to the original vendor for $94,428, an amount equal to the net book value of the equipment.

NOTE 5 – INVESTMENT IN TIENWE TECHNOLOGY INC

On July 29, 2005, Xinsheng acquired a 13.95% equity interest in Tienwe Technology Inc. (“Tienwe”), a PRC company, for 6,000,000 RMB ($879,000 and $879,420 translated at the December 31, 2009 and 2008 exchange rate, respectively). The investment is carried at cost. Tienwe shares are not quoted or traded on any securities exchange or in any recognized over-the-counter market; accordingly, it is not practicable to estimate the fair value of the investment. Tienwe sells aerospace products to military industry customers.

NOTE 6 – DEFERRED FINANCING COSTS

Deferred financing costs, which are being amortized as interest expense over the two year term of the convertible notes payable due September 29, 2010, consist of:

	December 31, 2009	December 31, 2008

Placement Agent commissions	$40,000	$40,000
Placement Agent expense allowance	25,000	25,000
Fair value of Placement Agent warrants	19,920	19,920
Legal and other fees	122,362	122,362
Total	207,282	207,282
Less: accumulated amortization	(134,550)	(28,403)

Deferred Financing Costs, end of period	$72,732	$178,879

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets, net, consist of:
	December 31,	December 31,
	2009	2008

Product rights	$-	$90,141
Patent	14,650	14,657
Trademark	2,189	2,190
Total	16,839	106,988
Less accumulated amortization	(13,115)	(47,493)

Intangible assets, net	$3,724	$59,495

The product rights were acquired by Xinsheng in December 2006 from an unrelated third party and relate to nine registered fertilizer products. In the first quarter of 2009, the Company returned three of these products rights to the original vendor for $37,332, an amount equal to the net book value of the respective assets. During the fourth quarter of 2009, the Company determined that the remaining rights of six products were worthless. Accordingly, the Company wrote off products rights of $52,740 and related accumulated amortization of $43,950. The Company recognized loss on impairment of product rights of $8,685 and foreign exchange effect of $105.

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

Estimated amortization expense for each of the Company’s succeeding years ending December 31, 2010, 2011, 2012, 2013 and 2014 is $1,684, $1,684, $53, $53 and $53, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable, net, consist of:
	December 31,	December 31,
	2009	2008

Convertible notes - face amount	$500,000	$500,000
Less:
Debt discount attributable to the relative fair value of warrants	(149,615)	(149,615)
Debt discount attributable to the intrinsic value of the beneficial conversion feature	(49,615)	(49,615)
Add accumulated amortization of debt discounts	126,731	26,250
Convertible notes payable, net	$427,501	$327,020

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

The Series C warrants have a term of three years and are exercisable into shares of common stock at an exercise price of $1.50 per share. Upon exercise of a Series C warrant, in addition to receiving shares of common stock, each Series C warrant holder shall be issued a Series D warrant to purchase additional shares of common stock in an amount equal to the number of Series C warrants exercised. The Series D warrants, if issued shall have a term of three years and an exercise price of $2.00 per share. The exercise price of the warrants is subject to adjustment upon the occurrence of stock splits, combinations, dividends and subsequent offerings, as set forth in the warrants. No Series D warrants have been issued as of the date of this filing.

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

In connection with the transaction, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 60 days following the final closing date. In addition, if the registration statement was not declared effective within 120 days from the filing date, the Company was subject to monthly cash liquidated damages payments equal to 2% of the purchase price paid by each investor, subject to a maximum of 24%. On February 13, 2009, the Company filed a registration statement on Form S-1 to register the shares underlying the convertible notes and warrants. In response to SEC comment letters, the Company filed amendments to the registration statement on Form S-1. The Company and the investors entered into agreements extending the date of the Form S-1 was required to become effective to October 30, 2009. The registration statement on Form S-1 was declared effective on November 16, 2009. The Company accrued $734 liquidated damages under the registration rights agreement payable to the investors as of December 31, 2009.

The Company recorded the $149,615 relative fair value of the warrants ($78,136 for the Series C warrants; $71,479 for the Series D warrants) and the $49,615 intrinsic value of the beneficial conversion feature as additional paid in capital. No Series D warrants have been issued as of the date of this filing.

The $149,615 fair value of the Series C and Series D warrants was calculated using a Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 2.26%; expected stock price volatility of 130.69%; stock price of $0.40 per share; exercise price of $1.50 per share for the Series C warrants and $2.00 per share for the Series D warrants; and term of 3 years.

In connection with the private placement, the placement agent received warrants to purchase 80,000 shares of the Company’s common stock at an exercise price of $1.00 per share for a term of three years. The $19,920 fair value of these warrants (calculated using the same assumptions described above except for the exercise price) was charged to deferred financing costs and added to additional paid in capital. On October 9, 2009, the Company issued warrants to purchase 1,000 shares of the Company’s common stock at an exercise price of $1.00 per share for a term of three years for services rendered and waiving registration rights. The $426 fair value of these warrants (calculated using the same assumptions described above except for the exercise price) was charged to current financing cost and added to additional paid in capital.

Interest expense incurred on the convertible Notes Payable during the year ended December 31, 2009 and 2008 was $15,000 and $3,750, respectively.

NOTE 9 – LONG-TERM DEBT

Long-term debt represents a mortgage payable to Xian Commerce Bank in connection with Xinsheng’s acquisition of a building in August 2009 (see Note 4). The mortgage, which had an initial balance of $117,200 (800,000 RMB) and is secured by the building, bears interest at an annual rate of 6.53% and is due in monthly installments of interest and principal of approximately $1,330 to August 6, 2019.

At December 31, 2009, maturities of the Long-term Debt for the next five years and in total are as follows:

Year ending
December 31,
2010	$8,779
2011	9,370
2012	10,001
2013	10,674
2014	11,393
Thereafter	64,180

Total	$114,397

Interest expense incurred on the Long-term Debt during the years ended December 31, 2009 and 2008 was $2,500 and $0, respectively.

NOTE 10 – COMMON STOCK

On October 11, 2008, upon the completion of the public offering, China Agri sold 379,800 units at a price of $1.00 per unit to the public investors. Each Unit consisted of one share of Common Stock, one warrant to purchase one share of Common Stock at $1.50 per share exercisable for three years from the date of issuance, and one warrant to purchase one share of Common Stock at $2.00 per share exercisable for three years from the date of issuance only if the $1.50 Unit Warrant was exercised.

NOTE 11 - WARRANTS

The Company has issued warrants (exercisable into shares of common stock) to investors, the Underwriter, and the Placement Agent as part of its sale of Series A preferred stock, its public offering, and its private placement of convertible notes. Changes in the warrants outstanding are as follows:

	December 31,	December 31,
	2009	2008

Outstanding at beginning of period	1,387,580	807,580
Warrants issued - see Note 8	1,000	580,000
Warrants exercised	-	-
Warrants expired	(10,000)	-
Outstanding at end of period	1,378,580	1,387,580

Exercisable at end of period	1,378,580	1,387,580

Warrants outstanding at December 31, 2009 consist of:
Date Issued	Expiration Date	Number of Warrants	Weighted Average Exercise Price
October 11, 2007	October 10, 2010	379,800	$1.50
October 11, 2007	October 10, 2010	379,800	2.00
October 11, 2007	October 10, 2012	37,980	1.00
September 29, 2008	September 29, 2011	80,000	1.00
September 29, 2008 (1)	September 29, 2011	500,000	1.50
October 9, 2009	October 9, 2012	1,000	1.00
Total		1,378,580	$1.59
(1) Represents Series C warrants.

NOTE 12 – RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Meixin and Xinsheng only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payments of dividends as a reserve fund. As a result of these PRC laws and regulations, the Company is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances. The restricted portion amounted to approximately $5,127,000 and $5,104,000 at December 31, 2009 and 2008, respectively.

NOTE 13 – INCOME TAXES

Xinsheng is subject to a PRC 25% standard enterprise income tax. However, due to its agricultural industry status, the National Tax Bureau in Xi’an High-Tech Development Zone has granted Xinsheng exemptions from this tax since 2006. The Company has to apply for exemption status on an annual basis.

At December 31, 2009 and 2008, the Company had an unrecognized deferred United States income tax liability relating to undistributed earnings of Xinsheng. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

The Company did not have any significant temporary differences relating to deferred tax liabilities as of December 31, 2009 and 2008.

The provisions for income taxes differ from the amounts computed by applying the statutory United States federal income tax rate to income (loss) before income taxes. Reconciliations follow:

	December 31,	December 31,
	2009	2008

Expected tax at 35%	$368,991	$470,869

Tax effect of unutilized losses of China Agri and Meixin	170,338	71,807

Effect of PRC income tax exemption granted to Xinsheng	(385,235)	(387,626)

Permanent difference relating to Xinsheng's earnings to be permanently invested in operations outside the United States	(154,094)	(155,050)

Actual provision for income taxes	$-	$-

NOTE 14 – SEGMENT INFORMATION

The Company operates in one industry segment – the manufacturing and sale of agricultural enhancement products. Substantially all of the Company’s identifiable assets at December 31, 2009 and 2008 were located in the PRC. Net sales for the periods presented were all derived from PRC customers.

From 2008, the Company launched a new sales and marketing initiative to establish a closer relationship with farmers through agricultural cooperatives located throughout the rural areas of China. One component of this initiative is called the “Super Chain Sales Partner Program”. Super Chain Store under the name of “Xinsheng Shiji” are owned and managed by the third party. The other is called “Direct Sales Stores”. The direct sales stores are controlled and managed directly by the Company.  As of December 31, 2009, the Company had established 103 branded super chain stores, a majority of those stores are located at Shannxi Province (local province) and Hunan Province. In addition, the Company established 49 direct sales stores, which are located in the Shannxi Province. For the year ended by December 31, 2009, about one third of our revenues were generated from those super chain stores and direct sales stores.
Sales by Sales Network	For the Year Ended
	December 31, 2009

Direct sales stores	$414,356	13.64%
Super chain branded stores	619,637	20.39%
Traditional sales network	1,944,974	64.01%
Others	59,593	1.96%

Total Sales	$3,038,560	100.00%

In addition to sale products manufactured by the Company, the Company also sells certain products manufactured by the third party in the direct sale stores and super chain branded stores. Total sales of third party products was $386,007, or 12.7% of total sales.

Sales of Products by Manufactures	For the Year Ended
	December 31, 2009
		Home Made	Third Party	% of Third
	Total	Products	Products	Party Products
Direct sales stores	$414,356	$41,078	$373,278	90.09%
Super chain branded stores	619,637	606,908	12,729	2.05%
Traditional sales network	1,944,974	1,944,974	-
Others	59,593	59,593	-
Total Sales	$3,038,560	$2,652,553	$386,007	12.70%

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

Xinsheng leases its office space (approximately 7300 square feet) at an annual rent of 366,390 RMB ($53,640 translated at the September 30, 2009 exchange rate) under a lease with a three year term expiring March 31, 2011. The Company terminated this lease on October 1, 2009 after relocating to its new purchased office buildings; (see Note 4). On October 1, 2009, the Company signed a new lease with the same landlord for an office space of 344 square feet at an annual rent of 12,000 RMB ($1,758). This one year term lease is expires on September 30, 2010.

Xinsheng leases its operating and testing space (approximately 2600 square feet) at an annual rent of 38,500 RMB ($5,640 translated at the December 31, 2009 exchange rate) under a lease expiring March 31, 2010. As of the date of filing of this Form 10-K, the Company is still in negotiations with the landlords to extend the lease.

Xinsheng leases its manufacturing space (approximately 22,600 square feet at an annual rent of 90,000 RMB ($13,176 translated at the December 31, 2009 exchange rate) under a lease expiring December 21, 2011, with payment made for the each year to be made in advance.

China Agri utilizes office space provided by one of its directors at no cost.

For the year ended December 31, 2009 and 2008, rental and related expenses for all operating leases amounted to $69,757 and $68,091, respectively.

At December 31, 2009, future minimum rental commitments under all non-cancellable operating leases were:

Year	Minimum Rent
2010	$15,914
2011	-
Total	$15,914

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

NOTE 16 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances that are held in seven banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of December 31, 2009 and 2008, the Company’s uninsured cash balances were approximately $9,597,000 and $8,300,000, respectively.

NOTE 17 – SUBSEQUENT EVENTS

On October 21, 2009, Xinsheng received an approval letter from the Bureau of Foreign Trade and Economic Cooperation of Lantian County of Xinsheng’s application to purchase land use rights in Lantian County to establish “Xinsheng Centennial Industrial Zone”.  Xinsheng intends to purchase the land use rights for 66 acres for a term of 30 years.  The land use right purchase cost is expected to be approximately $4.1 million (28,000,000 RMB).  In addition, the estimated cost for relocation of local dwellers is estimated will be approximately $299,000 (2,040,000 RMB). As the date of this Form 10K filing, the transaction is not finalized due to the delay in processing by the local government.

On March 31, 2010, the Company entered into an Investor and Media Relations Service Agreement (“the Agreement”) with Christensen International Limited (“Christensen”). Pursuant to the Agreement, Christensen will provide investor relations services to the Company in a term of one year. The Company will pay $100,000 as service fee plus expenses to Christensen. The fees will be paid quarterly at the beginning of each quarter.

The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no further subsequent events to recognize or disclose in these financial statements.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Incorporation, as amended (1)
4.1	Form of 3% Convertible Note (2)
4.2	Form of Series C Warrant (2)
4.3	Form of Series D Warrant (2)
4.4	Form of 2007 Underwriter Warrant (3)
4.5	Form of 2009 Placement Agent Warrant (3)
4.6	Form of Warrant issued to Legend Merchant Group dated October 9, 2009. (7)
9.1	Voting Trust and Escrow Agreement with Xinsheng Shareholders and their trustee dated April 22, 2006. (1)
10.1	Stock Purchase Agreement between China Agri-Business, Inc. and Xinsheng Shareholders dated April 22, 2006. (1)
10.2	Management Agreement between Xinsheng and Meixin dated April 18, 2006. (1)
10.3	Form of Subscription Agreement. (2)
10.4	Form of Registration Rights Agreement. (2)
10.5	Placement Agent Agreement. (4)
10.6	Business Advisory Agreement. (6)
10.7	Letter agreement dated as of August 12, 2009 among China Agri-Business, JAG Multi-Investment, LLC and Keith Guenther. (5)
10.8	Letter agreement dated as of June 12, 2009 among China Agri-Business, JAG Multi-Investment, LLC and Keith Guenther. (7)
10.9	Letter agreement dated as of October 12, 2009 among China Agri-Business, JAG Multi-Investment, LLC and Keith Guenther. (7)
10.10	Investor and Media Relations Service Agreement, dated as of March 31, 2010, between China Agri-Business, Inc. and Christensen International Limited. (8)
21.1	Subsidiaries of the small business issuer (1)
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.*
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1) Incorporated by reference to the Form SB-2 (File No. 333-140118) filed on January 19, 2007.
(2) Incorporated by reference to the Form 8-K filed on October 3, 2008.
(3) Incorporated by reference to the Form S-1 (File No. 333-157346) filed on February 13, 2009.
(4) Incorporated by reference to the Form S-1/A (File No. 333-157346) filed on June 16, 2009.
(5) Incorporated by reference to the Form 10-Q filed on August 14, 2009.
(6) Incorporated by reference to the Form S-1/A (File No. 333-157346) filed on August 28, 2009.
(7) Incorporated by reference to the Form S-1/A (File No. 333-157346) filed on November 12, 2009.
(8) Incorporated by reference to the Form 8-K filed on April 8, 2010.

* Filed herewith.