Form 10-Q
period 2010-03-31
China Agri-Business, Inc.
filed 2010-05-17
CIK 1378270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  333-157346

China Agri-Business, Inc.
(Exact name of registrant as specified in its charter)
Maryland	20-3912942
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

In the People’s Republic of China: Building 2, Unit 1, 15th Floor Ling Xian Xin Cheng, 86 Gaoxin Road Hi-Tech Industrial Development Zone Xian, Shaanxi, China 710065	In the United States: 11 East 86th Street New York, New York 10028
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: In the People’s Republic of China: (86) 029-68596556 In the United States: (212) 348-5600
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐

Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of the Company’s common stock as of May 14, 2010 was 12,958,574.

CHINA AGRI-BUSINESS, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements.	1
	Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	1
	Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2010 and 2009 (Unaudited)	2
	Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2010 (Unaudited) and for the year ended December 31, 2009	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	27
Item 4(T).	Controls and Procedures.	27
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings.	28
Item 1A.	Risk Factors.	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28
Item 3.	Defaults upon Senior Securities.	28
Item 4.	(Removed and Reserved).	28
Item 5.	Other Information.	28
Item 6.	Exhibits.	28

PART I  — FINANCIAL INFORMATION

Item 1.                      Financial Statements.

China Agri-Business, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$9,412,048	$9,625,657
Accounts receivable, net of allowance for doubtful accounts of $12,533 and $8,300, respectively	39,349	28,310
Inventory	221,775	138,253
Other receivables	7,911	7,911
Prepaid expenses	15,351	25,396
Total Current Assets	9,696,434	9,825,527
Property, plant and equipment, net of accumulated depreciation of $215,046 and $202,921, respectively	625,239	337,995
Investment in Tienwe Technology	879,000	879,000
Deferred financing costs, net of accumulated amortization of $159,648 and $134,550, respectively	47,634	72,732
Intangible assets, net of accumulated amortization of $13,536 and $13,115, respectively	120,503	3,724
Total Assets	$11,368,810	$11,118,978
Liabilities and Stockholders' Equity
Current Liabilities
Current portion of long-term debt	$8,923	$8,779
Current portion of convertible notes, net of unamortized debt discounts of $47,969 and $72,499, respectively	452,031	427,501
Accounts payable and accrued liabilities	182,406	286,128
Total Current Liabilities	643,360	722,408

Long Term Liabilities
Long-term debt	103,333	105,618
Total Long Term Liabilities	103,333	105,618

Total Liabilities	746,693	828,026

Stockholders' Equity
Undesignated preferred stock, par value $.001 per share; authorized 4,900,000 shares; none issued	-	-
Common stock, par value $.001 per share; authorized 100,000,000 shares, issued and outstanding 12,958,574 and 12,958,574, respectively	12,959	12,959
Additional paid-in capital	4,370,212	4,370,212
Retained earnings	5,040,281	4,708,473
Accumulated other comprehensive income	1,198,665	1,199,308
Total stockholders' equity	10,622,117	10,290,952
Total Liabilities and Stockholders' Equity	$11,368,810	$11,118,978

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For The Three Months Ended March 31,
	2010	2009
Sales of products	$1,540,941	$469,572
Cost of goods sold	865,118	146,242
Gross profit	675,823	323,330

Selling, general and administrative expenses	295,259	164,351
Income from operations	380,564	158,979
Interest and other income	6,479	4,519
Interest expense	(55,235)	(56,582)
Income before income taxes	331,808	106,916
Income taxes	-	-
Net income	$331,808	$106,916

Earnings per common share:
Basic	$0.03	$0.01
Diluted	$0.02	$0.01

Weighted average number of common shares used to compute earnings per common share:
Basic	12,958,574	12,958,574
Diluted	13,958,574	13,958,574

Comprehensive Income:
Net income	$331,808	$106,916
Other comprehensive income - foreign currency translation adjustment	(643)	(11,032)
Comprehensive Income	$331,165	$95,884

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2010 (Unaudited) and the Year Ended December 31, 2009

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2008	12,958,574	$12,959	$4,369,786	$3,654,212	$1,185,676	$9,222,633
Fair value of additional warrants issued to Placement Agent	-	-	426	-	-	426
Net income for the year ended December 31, 2009	-	-	-	1,054,261	-	1,054,261
Foreign currency translation adjustment	-	-	-	-	13,632	13,632
Balance, December 31, 2009	12,958,574	12,959	4,370,212	4,708,473	1,199,308	10,290,952
Net income for the three months ended March 31, 2010 (Unaudited)	-	-	-	331,808	-	331,808
Foreign currency translation adjustment	-	-	-	-	(643)	(643)
Balance, March 31, 2010 (Unaudited)	12,958,574	$12,959	$4,370,212	$5,040,281	$1,198,665	$10,622,117

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Operating activities
Net income	$331,808	$106,916
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for (reduction in) allowance for doubtful accounts	4,233	70
Depreciation of property, plant and equipment	12,125	10,262
Amortization of intangible assets and deferred financing costs	25,519	30,421
Amortization of debt discount and fair value of warrants	24,530	25,458
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	(15,272)	7,221
Increase in inventory	(83,522)	(18,104)
(Increase) / decrease in prepaid expenses	10,045	(7,096)
Decrease in accounts payable and accrued liabilities	(103,722)	(18,306)
Net cash provided by operating activities	205,744	136,842

Investing activities
Proceeds from return of unused manufacturing equipment and production rights to respective vendors for cash equal to the asset's current Company book value	-	131,760
Purchase of equipment	(299,369)	(608)
Purchase of products rights	(117,200)	-
Net cash provided / (used) in investing activities	(416,569)	131,152

Financing activities
Repayment of long-term debt	(2,141)	-
Net cash (used in) financing activities	(2,141)	-
Effect of exchange rate changes on cash and cash equivalents	(643)	(9,664)
Increase / (decrease) in cash and cash equivalents	(213,609)	258,330
Cash and cash equivalents, beginning of period	9,625,657	8,312,636
Cash and cash equivalents, end of period	$9,412,048	$8,570,966

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,857	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA AGRI-BUSINESS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

China Agri-Business, Inc. (“China Agri”) was incorporated in the State of Maryland on December 7, 2005.  On October 31, 2006, China Agri effectuated a 2.032 to 1 forward stock split.  All share and per share amounts have been retroactively adjusted to reflect the stock split.

China Agri is a holding company with no operations other than acting as a holding company for its wholly owned subsidiary, Mei Xin Agri Technology (Shaanxi) Co., Ltd. (“Meixin”), a limited liability company and a wholly-owned foreign enterprise (“WOFE”) organized under the laws of the People’s Republic of China (the “PRC”) on March 24, 2006. Meixin acts as a management company for our operating business in the PRC, Shaanxi Xin Sheng Centennial Agricultural and Technology Co., Ltd. (“Xinsheng”), a corporation formed under the laws of the PRC on April 22, 2002, in accordance with the terms of a management entrustment agreement between Meixin and Xinsheng. Meixin controls Xinsheng's business and management, and is entitled to the proceeds of Xinsheng's business and is obligated to fund Xinsheng’s operations, including any losses. China Agri and Meixin do not own any equity rights in Xinsheng.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, net, other receivables, accounts payable and accrued liabilities, long-term debt, and convertible notes, net.  The fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets due to the short term maturity of these instruments or by comparison to other instruments with similar terms.

Foreign Currency Transactions and Comprehensive Income

The functional currency of China Agri is the United States dollar.  The functional currency of Xinsheng and Meixin is the RMB.  The reporting currency of the Company is the United States dollar.

The assets and liabilities of Xinsheng and Meixin are translated into United States dollars at period-end exchange rates ($0.1465 and $0.1465 at March 31, 2010 and December 31, 2009, respectively).  The revenues and expenses are translated into United States dollars at average exchange rates for the period ($0.1465 and $0.1463 for the three months ended March 31, 2010 and 2009, respectively).  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.  There are no material foreign currency transaction gains or losses for the three months ended March 31, 2010 and 2009.

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

Advertising

Advertising costs include advance payments to our Super Chain Sales Partner stores (to be used for signage and store display). The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Advertising Costs.” For the three months ended March 31, 2010 and 2009, advertising expenses were $12,480 and $5,584, respectively.

Research and Development

In accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”) (formerly, SFAS No. 2, “Accounting For Research and Development Costs”), the Company expenses all research and development costs as incurred. Research and development expenses for the three months ended March 31, 2010 and 2009 were $10,988 and $0, respectively.

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

Diluted earnings (loss) per common share are computed similarly to basic earnings per common share except that it includes the dilutive securities (convertible notes and warrants) outstanding and potential dilution that could occur if dilutive securities were converted.  Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per common share are excluded from the calculation.

A reconciliation of net income (the numerator) used to compute basic and diluted earnings per common share for the three months ended March 31, 2010 and 2009 follows:

	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Net income (used to compute basic EPS)	$331,808	$106,916
Add back interest expense on convertible notes - see Note 9	3,750	3,750
Net income (used to compute diluted EPS)	$335,558	$110,666

A reconciliation of the weighted average number of common shares (the denominator) used to compute basic and diluted earnings per common share for the three months ended March 31, 2010 and 2009 follows:

	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Weighted average number of common shares outstanding (used to compute basic EPS)	12,958,574	12,958,574
Assumed conversion of convertible notes - see Note 9	1,000,000	1,000,000
Weighted average number of common shares outstanding and dilutive common stock equivalents outstanding (used to compute diluted EPS)	13,958,574	13,958,574

The Company uses the treasury stock method to account for the dilutive effect of unexercised warrants on diluted earnings per common share. Antidilutive common shares related to warrants excluded from the computation of diluted earnings per common share were 1,378,580 and 1,387,580 for the three months ended March 31, 2010 and 2009, respectively.

Recently Adopted Accounting Standards

In February 2010, the Company adopted an amendment to previously adopted accounting guidance on subsequent event disclosure, which established standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Under the amended guidance, the Company is no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this requirement did not have a material impact on the Company’s financial condition or results of operations.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board issued guidance which expands the required disclosures about fair value measurements. This guidance requires disclosures about transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). This guidance is effective for the Company as of January 1, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s consolidated financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 3 – INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the three months ended March 31, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month periods ended March 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2009 included in our Form 10-K filed April 15, 2010.

NOTE 4 – INVENTORY

Inventory consists of:	March 31,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$126,351	$85,989
Finished goods	24,358	13,419
Purchased fertilizers for resale in direct sale stores and branded stores	75,481	40,852
Other	2,444	2,444
Allowance for slow moving and obsolete items	(6,859)	(4,451)
Total inventory	$221,775	$138,253

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Building	$263,727	$263,727
Transportation equipment	227,644	222,986
Machinery and electronic equipment	345,408	50,697
Office equipment	3,506	3,506
	840,285	540,916
Less accumulated depreciation	(215,046)	(202,921)
Property, plant and equipment, net	$625,239	$337,995

In August 2009, Xinsheng acquired a building in Shannxi, China containing approximately 3,800 square feet of space for $244,073 (1,665,783 RMB). $126,873 (865,783 RMB) of the purchase price was paid in cash and the remaining $117,200 (800,000 RMB) was financed through a 10 year mortgage (see Note 10). For legal expediency reasons, the property and mortgage were acquired in the name of the Company’s Chairman of the Board of Directors.

In the first quarter of 2010, the Company acquired additional machinery and equipment from a vendor for $293,000 (2,000,000 RMB).

Depreciation expense was $12,125 and $10,262 for the three months ended March 31, 2010 and 2009, respectively. In the first quarter of 2009, the Company returned certain unused manufacturing equipment to the original vendor for $94,428, an amount equal to the net book value of the equipment.

NOTE 6 – INVESTMENT IN TIENWE TECHNOLOGY INC

On July 29, 2005, Xinsheng acquired a 13.95% equity interest in Tienwe Technology Inc. (“Tienwe”), a PRC company, for 6,000,000 RMB ($879,000 and $879,000 translated at the March 31, 2010 and December 31, 2009 exchange rate, respectively). The investment is carried at cost. Tienwe shares are not quoted or traded on any securities exchange or in any recognized over-the-counter market; accordingly, it is not practicable to estimate the fair value of the investment. Tienwe sells aerospace products to military industry customers.

NOTE 7 – DEFERRED FINANCING COSTS

Deferred financing costs, which are being amortized as interest expense over the two year term of the convertible notes payable due September 29, 2010, consist of:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Placement Agent commissions	$40,000	$40,000
Placement Agent expense allowance	25,000	25,000
Fair value of Placement Agent warrants	19,920	19,920
Legal and other fees	122,362	122,362
Total	207,282	207,282
Less: accumulated amortization	(159,648)	(134,550)
Deferred Financing Costs, end of period	$47,634	$72,732

NOTE 8 – INTANGIBLE ASSETS, NET

Intangible assets, net, consist of:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Product rights	$117,200	$-
Patent	14,650	14,650
Trademark	2,189	2,189
Total	134,039	16,839
Less accumulated amortization	(13,536)	(13,115)
Intangible assets, net	$120,503	$3,724

The product rights which were acquired by Xinsheng in December 2006 from an unrelated third party for approximately $90,000 related to nine registered fertilizer products.  In the first quarter of 2009, the Company returned three of these products rights to the original vendor for $37,332, an amount equal to the net book value of the respective assets.  During the fourth quarter of 2009, the Company determined that the remaining six products rights were worthless. Accordingly, the Company wrote off products rights of $52,740 and related accumulated amortization of $43,950 and recognized a loss on impairment of product rights of $8,685 and a foreign exchange translation adjustment charge of $105.

In the first quarter of 2010, the Company acquired additional product rights for $117,200 (800,000 RMB). These rights will be amortized over their expected useful economic lives of 10 years.

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

Estimated amortization expense for each of the Company’s succeeding years ending March 31, 2011, 2012, 2013, 2014 and 2015 is $13,404, $12,996, $11,773, $11,773 and $11,773, respectively.

NOTE 9 – CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable, net, consist of:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Convertible notes - face amount	$500,000	$500,000
Less:
Debt discount attributable to the relative fair value of warrants	(149,615)	(149,615)
Debt discount attributable to the intrinsic value of the beneficial conversion feature	(49,615)	(49,615)
Add accumulated amortization of debt discounts	151,261	126,731
Convertible notes payable, net	$452,031	$427,501

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

In connection with the transaction, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 60 days following the final closing date. In addition, if the registration statement was not declared effective within 120 days from the filing date, the Company was subject to monthly cash liquidated damages payments equal to 2% of the purchase price paid by each investor, subject to a maximum of 24%. On February 13, 2009, the Company filed a registration statement on Form S-1 to register the shares underlying the convertible notes and warrants. In response to SEC comment letters, the Company filed amendments to the registration statement on Form S-1. The Company and the investors entered into agreements extending the date that the Form S-1 was required to become effective to October 30, 2009. The registration statement on Form S-1 was declared effective on November 16, 2009. The Company accrued $734 in liquidated damages under the registration rights agreement payable to the investors as of March 31, 2010.

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

Interest expense incurred on the convertible Notes Payable during the three months ended March 31, 2010 and 2009 was $3,750 and $3,750, respectively.

NOTE 10 – LONG-TERM DEBT

Long-term debt represents a mortgage payable to Xian Commerce Bank in connection with Xinsheng’s acquisition of a building in August 2009 (see Note 5). The mortgage, which had an initial balance of $117,200 (800,000 RMB) and is secured by the building, bears interest at an annual rate of 6.53% and is due in monthly installments of interest and principal of approximately $1,330 to August 6, 2019.

At March 31, 2010, maturities of the Long-term Debt for the next five years and in total are as follows:

Year ending	Minimum
March 31,	Repayment
(Unaudited)
2011	$8,923
2012	9,524
2013	10,165
2014	10,849
2015	11,580
Thereafter	61,215
Total	$112,256

Interest expense incurred on the Long-term Debt during the three months ended March 31, 2010 and 2009 was $1,857 and $0, respectively.

NOTE 11 – COMMON STOCK

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

NOTE 12 - WARRANTS

The Company has issued warrants (exercisable into shares of common stock) to investors, the Underwriter, and the Placement Agent as part of its sale of Series A preferred stock, its public offering, and its private placement of convertible notes. Changes in the warrants outstanding are as follows:

	Three Months	Year Ended
	Ended March 31,	December 31,
	2010	2009
	(Unaudited)
Outstanding at beginning of period	1,378,580	1,387,580
Warrants issued - see Note 9	-	1,000
Warrants exercised	-	-
Warrants expired	-	(10,000)
Outstanding at end of period	1,378,580	1,378,580

Exercisable at end of period	1,378,580	1,378,580

Warrants outstanding at March 31, 2010 consist of:

Date Issued	Expiration Date	Number of Warrants	Weighted Average Exercise Price
October 11, 2007	October 10, 2010	379,800	$1.50
October 11, 2007	October 10, 2010	379,800	2.00
October 11, 2007	October 10, 2012	37,980	1.00
September 29, 2008	September 29, 2011	80,000	1.00
September 29, 2008 (1)	September 29, 2011	500,000	1.50
October 9, 2009	October 9, 2012	1,000	1.00
Total		1,378,580	$1.59

(1)	Represents Series C warrants.

NOTE 13 – RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Meixin and Xinsheng only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations.  In addition, PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payments of dividends as a reserve fund.  As a result of these PRC laws and regulations, the Company is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances. The restricted portion amounted to approximately $5,171,000 and $5,127,000 at March 31, 2010 and  December 31, 2009, respectively.

NOTE 14 – INCOME TAXES

Xinsheng is subject to a PRC 25% standard enterprise income tax.  However, due to its agricultural industry status, the National Tax Bureau in Xi’an High-Tech Development Zone has granted Xinsheng exemptions from this tax since 2006. The Company has to apply for exemption status on an annual basis.

At March 31, 2010 and December 31, 2009 the Company had an unrecognized deferred United States income tax liability relating to undistributed earnings of Xinsheng.  These earnings are considered to be permanently invested in operations outside the United States.  Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances.  Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of approximately $262,500 ($245,000 at December 31, 2009) attributable to the future utilization of the approximately $750,000 net operating loss carryforward of China Agri as of March 31, 2010 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2010. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in varying amounts from year 2025 to year 2030.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The provisions for income taxes differ from the amounts computed by applying the statutory United States federal income tax rate to income (loss) before income taxes.  Reconciliations follow:

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Expected tax at 35%	$116,133	$37,421
Tax effect of unutilized losses of China Agri and Meixin	36,220	39,507
Effect of PRC income tax exemption granted to Xinsheng	(108,824)	(54,949)
Permanent difference relating to Xinsheng's earnings to be permanently invested in operations outside the United States	(43,529)	(21,979)
Actual provision for income taxes	$-	$-

NOTE 15 – SEGMENT INFORMATION

The Company operates in one industry segment – the manufacturing and sale of agricultural enhancement products.  Substantially all of the Company’s identifiable assets at March 31, 2010 and December 31, 2009 were located in the PRC.  Net sales for the periods presented were all derived from PRC customers.

From 2008, the Company launched a new sales and marketing initiative to establish a closer relationship with farmers through agricultural cooperatives located throughout the rural areas of China. One component of this initiative is called the “Super Chain Sales Partner Program”, which involves stores branded under the name of “Xinsheng Shiji” but owned and managed by third parties. The other is called “Direct Sales Stores”. The direct sales stores are controlled and managed directly by the Company.  As of April 30, 2010, the Company had established approximately 100 branded super chain stores, the majority of which are located in Shannxi Province (local province) and Hunan Province. In addition, the Company has established approximately 250 direct sales stores, which are located in the Shannxi Province.  For the three months ended March 31, 2010, approximately 81% of our revenues were generated from the super chain branded stores and direct sales stores.

	Three Months Ended
Sales by Sales Network	March 31, 2010		March 31, 2009
	(Unaudited)		(Unaudited)
Direct sales stores	$1,062,461	68.95%	$-	0.00%
Super chain branded stores	183,281	11.89%	26,010	5.54%
Traditional sales network	295,199	19.16%	443,562	94.46%
Total Sales	$1,540,941	100.00%	$469,572	100.00%

In addition to products manufactured by the Company, the Company also sells certain products manufactured by third parties in the direct sales stores. For the three months ended March 31, 2010, total sales of third party products was $870,754, or 57% of total sales.

	Three Months Ended
	March 31, 2010 (Unaudited)
Sales of Products by Manufacturer	Total	Company Made Products	Third Party Products	% of Third Party Products
Direct sales stores	$1,062,461	$191,707	$870,754	81.96%
Super chain branded stores	183,281	183,281	-	0.00%
Traditional sales network	295,199	295,199	-	0.00%
Total Sales	$1,540,941	$670,187	$870,754	56.51%

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

Xinsheng leased its office space (approximately 7300 square feet) at an annual rent of 366,390 RMB ($53,640 translated at the September 30, 2009 exchange rate) under a lease with a three year term expiring March 31, 2011. The Company terminated this lease on October 1, 2009 after relocating to its new purchased office building (see Note 5). On October 1, 2009, the Company signed a new lease with the same landlord for office space of 344 square feet at an annual rent of 12,000 RMB ($1,758). This one year lease expires on September 30, 2010.

Xinsheng leases its operating and testing space (approximately 2600 square feet) at an annual rent of 38,500 RMB ($5,640  translated at the March 31, 2010 exchange rate) under a lease which expired March 31, 2010. The Company is presently negotiating with the lessor to extend the lease.

Xinsheng leases its manufacturing space (approximately 22,600 square feet) at an annual rent of 90,000 RMB ($13,185) under a lease expiring December 21, 2011, with payment due in advance for each year.

China Agri utilizes office space provided by one of its directors at no cost.

For the three months ended March 31, 2010 and 2009, rental and related expenses for all operating leases amounted to $14,544 and $11,409, respectively.

The Company leases store space for direct sales stores from various individuals for terms of six months or one year. Each lease calls for rent payments ranging from $30 to $45 per month. For the three months ended March 31, 2010, such rent expense totaled $24,912.

At March 31, 2010, future minimum rental commitments under all non-cancellable operating leases were:

Year Ending	Minimum
March 31,	Rent
(Unaudited)
2011	$13,185
2012	-
Total	$13,185

Consulting Agreement

On March 31, 2010, the Company entered into an Investor and Media Relations Service Agreement (“the Agreement”) with Christensen International Limited (“Christensen”). Pursuant to the Agreement, Christensen is to provide investor relations services to the Company for a term of one year and the Company is to pay Christensen a total of $100,000 in fees, payable quarterly at the beginning of each quarter.

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

NOTE 17 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances that are held in seven banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of March 31, 2010 and December 31, 2009, the Company’s uninsured cash balances were approximately $9,327,000 and $9,597,000, respectively.

NOTE 18 – SUBSEQUENT EVENTS

On October 21, 2009, Xinsheng received an approval letter from the Bureau of Foreign Trade and Economic Cooperation of Lantian County of Xinsheng’s application to purchase land use rights in Lantian County to establish “Xinsheng Centennial Industrial Zone”.  Xinsheng intends to purchase the land use rights for 66 acres for a term of 30 years.  The land use right purchase cost is expected to be approximately $4.1 million (28,000,000 RMB).  In addition, the estimated cost for relocation of local dwellers is expected to be approximately $299,000 (2,040,000 RMB). As of the filing date of this Form 10-Q, the transaction has not yet been finalized due to the delay in processing by the local government.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our results of operations and should be read in conjunction with our financial statements and related notes contained in this Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC on April 15, 2010.

This Form 10-Q contains “forward-looking” statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words.  You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other “forward-looking” information.  We believe that it is important to communicate our future expectations to our investors.  However, these forward-looking statements are not guarantees of future performance and actual results may differ materially from the expectations that are expressed, implied or forecasted in any such forward-looking statements.  There may be events in the future that we are unable to accurately predict or control, including weather conditions and other natural disasters which may affect demand for our products, and the product–development and marketing efforts of our competitors.  Examples of these events are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under “ Item 1A. Risk Factors.”

Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  However, readers should carefully review the reports and documents the Company files from time to time with the SEC, particularly its Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, Current Reports on Form 8-K and all amendments to those reports.

References to the “PRC” or “China” are to the People’s Republic of China. Unless otherwise noted, all currency figures are in U.S. dollars. References to “yuan” or “RMB” are to the Chinese yuan, which is also known as the renminbi. Unless otherwise specified, the words “Company,” “China Agri” “we,” “us,” and “our,” refer collectively to China Agri-Business, Inc., Mei Xin Agri Technology (Shaanxi) Co., Ltd., and Shaanxi Xin Sheng Centennial Agricultural and Technology Co., Ltd., our operating company in the PRC.

 Results of Operations

Three Months Ended March 31, 2010 as compared to Three Months Ended March 31, 2009

Comparison of Sales for the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010		March 31, 2009
Direct sales stores	$1,062,461	68.95%	$-	0.00%
Super chain branded stores	183,281	11.89%	26,010	5.54%
Traditional sales network	295,199	19.16%	443,562	94.46%
Total Sales	$1,540,941	100.00%	$469,572	100.00%

Sales for the three months ended March 31, 2010 totaled $1,540,941, an increase of $1,071,369, or 228%,  as compared to sales of $469,572 for the three months ended March 31, 2009. The increase in sales was attributable to positive reponses to  our “New Agriculture-Generator” campaign, which was designed to expand our distribution network directly  and to establish a closer relationship with farmers through agricultural cooperatives in the rural areas of China. Sales from our Direct Sales Stores amounted to $1,062,461, approximately 69% of total sales in the three months ended March 31, 2010. Sales from our Super Chain Branded Stores amounted to $183,281, approximately 12% of total sales in the three months ended March 31, 2010, as compared to $26,010 in the same period of 2009. Sales from our traditional sales network amounted to $295,199,  a decrease of $148,363, or 33%, as compared to $443,562 in the three months ended March 31, 2009. As of April 30, 2010, the Company had established approximately 250 direct sales stores which are controlled and managed directly by the Company,  and approximately 100  super chain branded stores, the  majority of which are located in Shannxi Province (local province) and Hunan Province.

Comparison of Gross Profit for the Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
Sales	$1,540,941	$469,572
Cost of Goods Sold	865,118	146,242
Gross Profit	$675,823	$323,330
Gross Profit Margin	43.86%	68.86%

Cost of goods sold for the three months ended March 31,  2010 totaled $865,118, an increase of $718,876, as compared to cost of goods sold of $146,242 for the three months ended March 31, 2009. Gross profit rate was 44%, a decrease of 25 percentage points as compared to 69% for the three months ended March 31, 2009. The increase in cost of goods sold and decrease in gross profit margin rates was attributable to our new direct sales stores. To attract more farmers to our direct sales stores, in addition to selling products manufactured by the Company, our direct sales stores also sell certain fertilizer products manufactured by third parties. For the three months ended March 31, 2010, total sales of third party products was $870,754, or 57% of total sales. Following is an analysis of our gross profit margin for the three months ended March 31, 2010 (We did not have direct sale stores in the same period of 2009).

	Total	Direct Sale Stores	Branded Stores	Traditional Sales
Three Months Sales	$1,540,941	$1,062,461	$183,281	$295,199
Cost of Goods Sold	865,118	722,439	54,600	88,079
Gross Profit	$675,823	$340,022	$128,681	$207,120
Gross Profit Margin	43.86%	32.00%	70.21%	70.16%

Comparison of Net Income for the Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
Gross Profit	$675,823	$323,330

Selling and marketing	153,119	56,400
Professional fees	44,750	29,000
Depreciation and amortization expenses	11,817	11,843
Other general and administrative expenses	85,573	67,108
Total selling, general and administrative expenses	295,259	164,351
Income from operations	380,564	158,979
Interest income	6,479	4,519
Interest expense	(55,235)	(56,582)
Net Income	$331,808	$106,916

Selling and marketing

Selling and marketing expenses were $153,119 for the three months ended March 31, 2010, an increase of $96,719, as compared to $56,400 in the same period of 2009. The increase in selling and marketing expense was primarily attributable to the expansion of our direct sales stores.

Professional fees

Professional fees consist of audit and review fees, legal and attorney fees, director fees and contracted professional service fees. Total professional fees was $44,750 for the three months ended March 31, 2010, an increase of $15,750, as compared to the same period in 2009. We expect such expenses will remain high in the future because we are a public company.

Other General and Administrative Expenses

Other general and administrative expenses generally consist of: wages and related benefits, research and development expenses, rent and utility expenses, office expenses, bad debt expense, and travel and miscellaneous expenses. Other general and administrative expenses were $85,573 for the three months ended March 31, 2010, an increase of $18,465, or 28%, as compared to $67,108 for the three months ended March 31, 2009. Higher other general and administrative expenses in the three months ended March 31, 2010 were attributable to increased research and development expenses and other expenses in connection with the expansion of our direct sales stores.

Interest expense

Interest expense was $55,235 in the three months ended March 31, 2010, which consisted of amortization of deferred financing costs of $25,098, amortization of fair value of warrants of $18,421, amortization of beneficial conversion feature of $6,109 and loan interest of $5,607. These expenses relate to the convertible notes issued in September 2008. Total such expenses in the same period of 2009 was $56,582.

Net income

Our income from operations was $380,564 for the three months ended March 31, 2010, an increase of $221,585, or 139% as compared to $158, 979 for the three months ended March 31, 2009. Net income for the three months ended March 31, 2010 was $331,808, an increase of $224,892, or 210% as compared to net income of $106,916 for the three months ended March 31, 2009. The increase in net income primarily resulted from our “New Agriculture-Generator” campaign and expansion of our direct sales network.

Liquidity and Capital Resources

As of March 31, 2010, 83% of the Company’s assets consisted of cash and cash equivalents, as compared to 87% as of December 31, 2009. As of March 31, 2010, our cash and cash equivalents amounted to $9,412,048, a decrease of $213,609 as compared to $9,625,657 as of December 31, 2009.

Net cash provided by operating activities was $205,744 and $136,842 for the three months ended March 31, 2010 and 2009, respectively. The increase resulted from the increase in net income in the three months ended March 31, 2010.

Net cash used in investing activities was $416,569 for the three months ended March 31, 2010. In the first quarter of 2010, the Company acquired additional product rights for $117,200 (800,000 RMB) and related  machinery and equipment from a vendor for $293,000 (2,000,000 RMB). In the first quarter of 2010, the Company also spent $6,370 on other equipment. During the first quarter of 2009, the Company received total proceeds of $131,760 from the disposal of unused equipment and product rights and spent $608 on equipment.

Net cash used in financing activities was $2,141 (which was repayment of long-term debt), and $0, respectively, for the three months ended March 31, 2010 and 2009.

Foreign currency translation

Xinsheng’s functional currency is the Chinese Yuan, or Renminbi (“RMB”). Our financial position and results of operations (reported in U.S. Dollars) are effected by changes in RMB exchange rates.

Tax-exempt status in the PRC

Xinsheng is subject to a 25% standard enterprise income tax in the PRC. However, due to Xinsheng’s agricultural activities, the National Tax Bureau in Xi’an High-Tech Development Zone has granted Xinsheng annual exemptions from this tax for the years ending December 31, 2010 and 2009.

For purposes of comparison, had we been subject to the 25% tax, our operating cash flow and net income for the three months ended March 31, 2010 and 2009 would each have been reduced by approximately $108,824 and $54,949, respectively.

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

In connection with the transaction, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 60 days following the final closing date. In addition, if the registration statement was not declared effective within 120 days from the filing date, the Company was subject to monthly cash liquidated damages payments equal to 2% of the purchase price paid by each investor, subject to a maximum of 24%. On February 13, 2009, the Company filed a registration statement on Form S-1 to register the shares underlying the convertible notes and warrants. In response to SEC comment letters, the Company filed amendments to the registration statement on Form S-1. The Company and the investors entered into agreements extending the date that the Form S-1 was required to become effective to October 30, 2009. The registration statement on Form S-1 was declared effective on November 16, 2009. The Company accrued $734 in liquidated damages under the registration rights agreement payable to the investors as of March 31, 2010.

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

Interest expense incurred on the convertible Notes Payable during the three months ended March 31, 2010 and 2009 was $3,750 and $3,750, respectively.

Long-term Debt

Long-term debt represents a mortgage payable to Xian Commerce Bank in connection with Xinsheng’s acquisition of a building in August 2009 (see Note 5). The mortgage, which had an initial balance of $117,200 (800,000 RMB) and is secured by the building, bears interest at an annual rate of 6.53% and is due in monthly installments of interest and principal of approximately $1,330 to August 6, 2019. As of December 31, 2009, the unpaid long term debt balance was $112,256.

Expansion plan

On October 21, 2009, Xinsheng received an approval letter from the Bureau of Foreign Trade and Economic Cooperation of Lantian County of Xinsheng’s application to purchase land use rights in Lantian County to establish “Xinsheng Centennial Industrial Zone”.  Xinsheng intends to purchase the land use rights for 66 acres for a term of 30 years.  The land use right purchase cost is expected to be approximately $4.1 million (28,000,000 RMB).  In addition, the estimated cost for relocation of local dwellers is expected to be approximately $299,000 (2,040,000 RMB). As of the filing date of this Form 10-Q, the transaction has not yet been finalized due to the delay in processing by the local government.

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

Allowance for Doubtful Accounts

The Company’s receivables primarily consist of accounts receivable from its customers. Accounts receivable are recorded at invoiced amount and generally do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables.  The credit risk is controlled through credit approvals, limits and monitoring procedures.  The Company establishes an allowance for doubtful accounts based upon historical experience, management’s evaluation of the outstanding accounts, age of receivables and other factors. As of March 31, 2010,  the allowance for doubtful account totaled $12,533. It is equivelant to 24% of the balance of accounts receivable.

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

Recently Adopted Accounting Standards

In February 2010, the Company adopted an amendment to previously adopted accounting guidance on subsequent event disclosure, which established standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Under the amended guidance, the Company is no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this requirement did not have a material impact on the Company’s financial condition or results of operations.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board issued guidance which expands the required disclosures about fair value measurements. This guidance requires disclosures about transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). This guidance is effective for the Company as of January 1, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 4(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of March 31, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject. To the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.  Risk Factors.

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which describe the various risks and uncertainties to which we are or may be subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Investor and Media Relations Service Agreement, dated as of March 31, 2010, between China Agri-Business, Inc. and Christensen International limited. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Form 8-K filed on April 8, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 17, 2010.

CHINA AGRI-BUSINESS, INC.

By:	/s/ Liping Deng
Liping Deng
President, Chief Executive Officer, Director

By:	/s/ Xiaolong Zhou
Xiaolong Zhou
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Investor and Media Relations Service Agreement, dated as of March 31, 2010, between China Agri-Business, Inc. and Christensen International limited. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Form 8-K filed on April 8, 2010.