Form 10-Q
period 2010-06-30
China Agri-Business, Inc.
filed 2010-08-16
CIK 1378270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

The number of shares outstanding of the Company’s common stock as of August 16, 2010 was 12,958,574.

CHINA AGRI-BUSINESS, INC.

PART I  — FINANCIAL INFORMATION

Item 1. Financial Statements.

China Agri-Business, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$10,344,306	$9,625,657
Accounts receivable, net of allowance for doubtful accounts of $7,740 and $8,300, respectively	36,262	28,310
Inventory	282,624	138,253
Other receivables	7,965	7,911
Prepaid expenses	14,869	25,396
Total Current Assets	10,686,026	9,825,527
Property, plant and equipment, net of accumulated depreciation of $235,260 and $202,921, respectively	610,763	337,995
Investment in Tine Technology	885,000	879,000
Deferred financing costs, net of accumulated amortization of $184,092 and $134,550, respectively	23,190	72,732
Intangible assets, net of accumulated amortization of $17,002 and $13,115, respectively	117,951	3,724
Total Assets	$12,322,930	$11,118,978

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of long-term debt	$9,131	$8,779
Current portion of convertible notes, net of unamortized debt discounts of $23,715 and $72,499, respectively	476,285	427,501
Accounts payable and accrued liabilities	284,248	286,128
Total Current Liabilities	769,664	722,408

Long Term Liabilities
Long-term debt	101,576	105,618
Total Long Term Liabilities	101,576	105,618

Total Liabilities	871,240	828,026

Stockholders' Equity
Undesignated preferred stock, par value $.001 per share; authorized 4,900,000 shares; none issued	-	-
Common stock, par value $.001 per share; authorized 100,000,000 shares, issued and outstanding 12,958,574 and 12,958,574, respectively	12,959	12,959
Additional paid-in capital	4,370,212	4,370,212
Retained earnings	5,793,502	4,708,473
Accumulated other comprehensive income	1,275,017	1,199,308
Total stockholders' equity	11,451,690	10,290,952
Total Liabilities and Stockholders' Equity	$12,322,930	$11,118,978

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2010	2009	2010	2009

Sales of products	$3,452,574	$703,875	$4,993,515	$1,173,447
Cost of goods sold	2,244,930	188,652	3,110,048	334,894
Gross profit	1,207,644	515,223	1,883,467	838,553

Selling, general and administrative expenses	405,833	218,794	701,092	383,145
Income from operations	801,811	296,429	1,182,375	455,408
Interest and other income	5,715	6,279	12,194	10,798
Interest expense	(54,305)	(55,807)	(109,540)	(112,389)
Income before income taxes	753,221	246,901	1,085,029	353,817
Income taxes	-	-	-	-
Net income	$753,221	$246,901	$1,085,029	$353,817

Earnings per common share:
Basic	$0.06	$0.02	$0.08	$0.03
Diluted	$0.05	$0.02	$0.08	$0.03

Weighted average number of common shares used to compute earnings per common share:
Basic	12,958,574	12,958,574	12,958,574	12,958,574
Diluted	13,958,574	13,958,574	13,958,574	13,958,574

Comprehensive Income:
Net income	$753,221	$246,901	$1,085,029	$353,817
Other comprehensive income - foreign currency translation adjustment	76,365	(11,032)	75,709	(10,999)
Comprehensive Income	$829,586	$235,869	$1,160,738	$342,818

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2010 (Unaudited) and the Year Ended December 31, 2009

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2008	12,958,574	$12,959	$4,369,786	$3,654,212	$1,185,676	$9,222,633
Fair value of additional warrants issued to Placement Agent	-	-	426	-	-	426
Net income for the year ended December 31, 2009	-	-	-	1,054,261	-	1,054,261
Foreign currency translation adjustment	-	-	-	-	13,632	13,632
Balance, December 31, 2009	12,958,574	12,959	4,370,212	4,708,473	1,199,308	10,290,952
Net income for the six months ended June 30, 2010 (Unaudited)	-	-	-	1,085,029	-	1,085,029
Foreign currency translation adjustment (Unaudited)	-	-	-	-	75,709	75,709
Balance, June 30, 2010 (Unaudited)	12,958,574	$12,959	$4,370,212	$5,793,502	$1,275,017	$11,451,690

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009

Operating activities
Net income	$1,085,029	$353,817
Adjustments to reconcile net income to net cash provided by operating activities:
(Reduction in) allowance for doubtful accounts	(612)	(560)
Depreciation of property, plant and equipment	30,744	20,558
Amortization of intangible assets and deferred financing costs	53,314	60,290
Amortization of debt discount and fair value of warrants	48,784	50,695
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	(7,392)	8,545
Increase in other receivable	-	(3,901)
Increase in inventory	(144,371)	(31,954)
Decrease in prepaid expenses	10,527	5,855
Decrease in accounts payable and accrued liabilities	(1,880)	(9,633)
Net cash provided by operating activities	1,074,143	453,712

Investing activities
Proceeds from return of unused manufacturing equipment and production rights to respective vendors for cash equal to the assets' book value	-	131,760
Purchase of equipment	(301,413)	(608)
Purchase of products rights	(118,000)	-
Net cash (used in) / provided by investing activities	(419,413)	131,152

Financing activities
Repayment of long-term debt	(4,471)	-
Net cash (used in) financing activities	(4,471)	-

Effect of exchange rate changes on cash and cash equivalents	68,390	(9,567)
Increase in cash and cash equivalents	718,649	575,297
Cash and cash equivalents, beginning of period	9,625,657	8,312,636
Cash and cash equivalents, end of period	$10,344,306	$8,887,933

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,714	$-
Income taxes paid	$-	$-

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

China Agri-Business, Inc., through its operating company in China, manufactures and sells non-toxic fertilizer, bactericide and fungicide products used for farming in the People’s Republic of China (the “PRC”). Crops grown with our products are eligible to qualify for the “AA Green Food” rating administered by the China Green Food Development Center, an agency under the jurisdiction of the Ministry of Agriculture of the PRC. Also, Xinsheng sells third party products through its direct sales stores (see Note 15).

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

The assets and liabilities of Xinsheng and Meixin are translated into United States dollars at period-end exchange rates ($0.1475 and $0.1465 at June 30, 2010 and December 31, 2009, respectively).  The revenues and expenses are translated into United States dollars at average exchange rates for the periods.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.  There are no material foreign currency transaction gains or losses for the three and six months ended June 30, 2010 and 2009.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable.  When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition.  If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets.

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

Delivery and other transportation costs are included in selling, general and administrative expenses.

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

References to the issuances of restricted stock refer to stock of a public company issued in private placement transactions to individuals who are eligible to sell all or some of their shares of restricted Common Stock pursuant to Rule 144, promulgated under the Securities Act of 1933 (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder who is not an affiliate and has satisfied a six-month holding period may sell all of his restricted stock without restriction, provided that the Company has current information publicly available. Rule 144 also permits, under certain circumstances, the sale of restricted stock by a non-affiliate of the Company that has satisfied a one-year holding period.

Advertising

Advertising costs include advance payments to our Super Chain Sales Partner stores (to be used for signage and store display). The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Advertising Costs.” Advertising expenses were $54,035 and $1,224 for the six months ended June 30, 2010 and 2009, respectively.

Research and Development

In accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”) (formerly, SFAS No. 2, “Accounting For Research and Development Costs”), the Company expenses all research and development costs as incurred. Research and development expenses for the six months ended June 30, 2010 and 2009 were $23,033 and $5,578, respectively.

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

A reconciliation of net income (the numerator) used to compute basic and diluted earnings per common share for the three and six months ended June 30, 2010 and 2009 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	Unaudited)	(Unaudited)	(Unaudited)
Net income (used to compute basic EPS)	$753,221	$246,901	$1,085,029	$353,817
Add back interest expense on convertible notes - see Note 9	3,750	3,750	7,500	7,500
Net income (used to compute diluted EPS)	$756,971	$250,651	$1,092,529	$361,317

A reconciliation of the weighted average number of common shares (the denominator) used to compute basic and diluted earnings per common share for the three and six months ended June 30, 2010 and 2009 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Weighted average number of common shares outstanding (used to compute basic EPS)	12,958,574	12,958,574	12,958,574	12,958,574
Assumed conversion of convertible notes - see Note 9	1,000,000	1,000,000	1,000,000	1,000,000
Weighted average number of common shares outstanding and dilutive common stock equivalents outstanding (used to compute diluted EPS)	13,958,574	13,958,574	13,958,574	13,958,574

The Company uses the treasury stock method to account for the dilutive effect of unexercised warrants on diluted earnings per common share. Antidilutive common shares related to warrants excluded from the computation of diluted earnings per common share were 1,378,580 and 1,387,580 for the three and six months ended June 30, 2010 and 2009, respectively.

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

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board issued guidance which expands the required disclosures about fair value measurements. This guidance requires disclosures about transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). This guidance is effective for the Company as of January 1, 2011. The adoption of this guidance will not have a material impact on the Company’s financial condition or results of operations.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s consolidated financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 3 – INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2010 and the results of operations and cash flows for the three and six months ended June 30, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2009 included in our Form 10 –K filed April 15, 2010.

NOTE 4 – INVENTORY

Inventory consists of:	June 30,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$122,217	$85,989
Finished goods	11,534	13,419
Purchased fertilizers for resale in direct sale stores and branded stores	161,294	40,852
Other	2,461	2,444
Allowance for slow moving and obsolete items	(14,882)	(4,451)
Total inventory	$282,624	$138,253

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Building	$265,527	$263,727
Transportation equipment	229,198	222,986
Machinery and electronic equipment	347,768	50,697
Office equipment	3,530	3,506
	846,023	540,916
Less accumulated depreciation	(235,260)	(202,921)

Property, plant and equipment, net	$610,763	$337,995

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

In the first quarter of 2010, the Company acquired additional machinery and equipment from a vendor for $295,000 (2,000,000 RMB).

Depreciation expense was $30,744 and $20,558 for the six months ended June 30, 2010 and 2009, respectively. In the first quarter of 2009, the Company returned certain unused manufacturing equipment to the original vendor for $94,428, an amount equal to the net book value of the equipment.

NOTE 6 – INVESTMENT IN TIENWE TECHNOLOGY INC

On July 29, 2005, Xinsheng acquired a 13.95% equity interest in Tienwe Technology Inc. (“Tienwe”), a PRC company, for 6,000,000 RMB ($885,000 and $879,000 translated at the June 30, 2010 and December 31, 2009 exchange rate, respectively). The investment is carried at cost. Tienwe shares are not quoted or traded on any securities exchange or in any recognized over-the-counter market; accordingly, it is not practicable to estimate the fair value of the investment. Tienwe sells aerospace products to military industry customers. The Company has recently commenced negotiations with Tienwe regarding Xinsheng’s potential sale of this invetsment.

NOTE 7 – DEFERRED FINANCING COSTS

Deferred financing costs, which are being amortized as interest expense over the two year term of the convertible notes payable due September 29, 2010, consist of:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Placement Agent commissions	$40,000	$40,000
Placement Agent expense allowance	25,000	25,000
Fair value of Placement Agent warrants	19,920	19,920
Legal and other fees	122,362	122,362
Total	207,282	207,282
Less: accumulated amortization	(184,092)	(134,550)
Deferred Financing Costs, end of period	$23,190	$72,732

NOTE 8 – INTANGIBLE ASSETS, NET

Intangible assets, net, consist of:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Product rights	$118,000	$-
Patent	14,750	14,650
Trademark	2,203	2,189
Total	134,953	16,839
Less accumulated amortization	(17,002)	(13,115)
Intangible assets, net	$117,951	$3,724

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

In the first quarter of 2010, the Company acquired additional product rights for $118,000 (800,000 RMB). These rights are amortized over their expected useful economic lives of 10 years.

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

At June 30, 2010, estimated amortization for the next five years and thereafter are as follows:

Year ending June 30,	Amortization
(Unaudited)
2011	$13,495
2012	12,674
2013	11,853
2014	11,853
2015	11,853
Thereafter	56,223
Total	$117,951

NOTE 9 – CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable, net, consist of:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Convertible notes - face amount	$500,000	$500,000
Less:
Debt discount attributable to the relative fair value of warrants	(149,615)	(149,615)
Debt discount attributable to the intrinsic value of the beneficial conversion feature	(49,615)	(49,615)
Add accumulated amortization of debt discounts	175,515	126,731
Convertible notes payable, net	$476,285	$427,501

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

In connection with the transaction, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 60 days following the final closing date. In addition, if the registration statement was not declared effective within 120 days from the filing date, the Company was subject to monthly cash liquidated damages payments equal to 2% of the purchase price paid by each investor, subject to a maximum of 24%. On February 13, 2009, the Company filed a registration statement on Form S-1 to register the shares underlying the convertible notes and warrants. In response to SEC comment letters, the Company filed amendments to the registration statement on Form S-1. The Company and the investors entered into agreements extending the date that the Form S-1 was required to become effective to October 30, 2009. The registration statement on Form S-1 was declared effective on November 16, 2009. The Company accrued $734 liquidated damages under the registration rights agreement payable to the investors as of June 30, 2010.

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

Interest expense incurred on the convertible Notes Payable during the six months ended June 30, 2010 and 2009 was $7,500 and $7,500, respectively.

NOTE 10 – LONG-TERM DEBT

Long-term debt represents a mortgage payable to Xian Commerce Bank in connection with Xinsheng’s acquisition of a building in August 2009 (see Note 5). The mortgage, which had an initial balance of $117,200 (800,000 RMB),  is secured by the building, bears interest at an annual rate of 6.53% and is due in monthly installments of interest and principal of approximately $1,330 to August 6, 2019.

At June 30, 2010, maturities of the Long-term Debt for the next five years and in total are as follows:

Minimum
Year ending June 30,	Repayment
(Unaudited)
2011	$9,131
2012	9,746
2013	10,402
2014	11,103
2015	11,850
Thereafter	58,475
Total	$110,707

Interest expense incurred on the Long-term Debt during the six months ended June 30, 2010 and 2009 was $3,714 and $0, respectively.

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

NOTE 12 - WARRANTS

The Company has issued warrants (exercisable into shares of common stock) to investors, the Underwriter, and the Placement Agent as part of its sale of Series A preferred stock, its public offering, and its private placement of convertible notes. Changes in the warrants outstanding are as follows:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2010	2009
	(Unaudited)
Outstanding at beginning of period	1,378,580	1,387,580
Warrants issued - see Note 9	-	1,000
Warrants exercised	-	-
Warrants expired	-	(10,000)
Outstanding at end of period	1,378,580	1,378,580

Exercisable at end of period	1,378,580	1,378,580

Warrants outstanding at June 30, 2010 consist of:

		Number of	Weighted Average Exercise
Date Issued	Expiration Date	Warrants	Price
October 11, 2007	October 10, 2010	379,800	$1.50
October 11, 2007	October 10, 2010	379,800	2.00
October 11, 2007	October 10, 2012	37,980	1.00
September 29, 2008	September 29, 2011	80,000	1.00
September 29, 2008 (1)	September 29, 2011	500,000	1.50
October 9, 2009	October 9, 2012	1,000	1.00
Total		1,378,580	$1.59

(1)	Represents Series C warrants.

NOTE 13 – RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Meixin and Xinsheng only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations.  In addition, PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payments of dividends as a reserve fund.  As a result of these PRC laws and regulations, the Company is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances. The restricted portion amounted to approximately $5,260,000 and $5,127,000 at June 30, 2010 and December 31, 2009, respectively.

NOTE 14 – INCOME TAXES

Xinsheng is subject to a PRC 25% standard enterprise income tax.  However, due to its agricultural industry status, the National Tax Bureau in Xi’an High-Tech Development Zone has granted Xinsheng exemptions from this tax since 2006. The Company has to apply for exemption status on an annual basis.

At June 30, 2010 and December 31, 2009 the Company had an unrecognized deferred United States income tax liability relating to undistributed earnings of Xinsheng.  These earnings are considered to be permanently invested in operations outside the United States.  Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances.  Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of approximately $292,000 ($245,000 at December 31, 2009) attributable to the future utilization of the approximately $836,000 net operating loss carryforward of China Agri as of June 30, 2010 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at June 30, 2010. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in varying amounts from year 2025 to year 2030.

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

The provisions for income taxes differ from the amounts computed by applying the statutory United States federal income tax rate to income (loss) before income taxes.  Reconciliations follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expected tax at 35%	$263,627	$86,415	$379,760	$123,836
Tax effect of unutilized losses of China Agri and Meixin	47,701	38,722	83,921	78,229
Effect of PRC income tax exemption granted to Xinsheng	(222,377)	(89,383)	(331,201)	(144,332)
Permanent difference relating to Xinsheng's earnings to be permanently invested in operations outside the United States	(88,951)	(35,754)	(132,480)	(57,733)
Actual provision for income taxes	$-	$-	$-	$-

NOTE 15 – SEGMENT INFORMATION

The Company operates in one industry segment – the manufacturing and sale of agricultural enhancement products.  Substantially all of the Company’s identifiable assets at June 30, 2010 and December 31, 2009 were located in the PRC.  Net sales for the periods presented were all derived from PRC customers.

From 2008, the Company launched a new sales and marketing initiative to establish a closer relationship with farmers through agricultural cooperatives located throughout the rural areas of China. One component of this initiative is called the “Super Chain Sales Partner Program”, which involves stores branded under the name of “Xinsheng Shiji” but owned and managed by third parties. The other is called “Direct Sales Stores”. The direct sales stores are controlled and managed directly by the Company.  As of June 30, 2010, the Company had approximately 100 branded super chain stores, the majority of which are located in Shannxi Province (local province) and Hunan Province.  As of July 31, 2010, the Company had 346 direct sales stores in total. 178 direct sales stores are located in Shannxi Province (local province), 106 stores are in Hunan Province and 62 stores are in Sichuan Province. For the six months ended June 30, 2010, approximately 84% of our revenues were generated from the super chain branded stores and direct sales stores.

Sales by Sales Network

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Direct sales stores	$2,764,522	80.07%	$-	0.00%	$3,826,983	76.64%	$-	0.00%
Super chain branded stores	185,864	5.38%	128,385	18.24%	369,145	7.39%	154,413	13.16%
Traditional sales network	502,188	14.55%	575,490	81.76%	797,387	15.97%	1,019,034	86.84%
Total Sales	$3,452,574	100.00%	$703,875	100.00%	$4,993,515	100.00%	$1,173,447	100.00%

In addition to products manufactured by the Company, the Company also sells certain products manufactured by third parties in the direct sales stores. For the six months ended June 30, 2010, total sales of third party products was $3,222,351, or approximately 65% of total sales.

Sales of Products by Manufacturer

	Six Months Ended
	June 30, 2010 (Unaudited)
	Total	Company Made Products	Third Party Products	% of Third Party Products
Direct sales stores	$3,826,983	$604,632	$3,222,351	84.20%
Super chain branded stores	369,145	369,145	-	0.00%
Traditional sales network	797,387	797,387	-	0.00%
Total Sales	$4,993,515	$1,771,164	$3,222,351	64.53%

Sales of Products by Manufacturer

	Three Months Ended
	June 30, 2010 (Unaudited)
	Total	Company Made Products	Third Party Products	% of Third Party Products
Direct sales stores	$2,764,522	$412,925	$2,351,597	85.06%
Super chain branded stores	185,864	185,864	-	0.00%
Traditional sales network	502,188	502,188	-	0.00%
Total Sales	$3,452,574	$1,100,977	$2,351,597	68.11%

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

Xinsheng leases its manufacturing space (approximately 22,600 square feet) at an annual rent of 90,000 RMB ($13,275) under a lease expiring December 21, 2011, with payment due in advance for each year.

China Agri utilizes office space provided by one of its directors at no cost.

For the six months ended June 30, 2010 and 2009, rental and related expenses for all operating leases amounted to  $19,721 and $46,376, respectively.

The Company leases store space for direct sales stores from various individuals for terms of six months or one year. Each lease calls for rent payments ranging from $30 to $45 per month. For the six months ended June 30, 2010, such rent expense totaled $56,710.

At June 30, 2010, future minimum rental commitments under all non-cancellable operating leases were:

Year Ending June 30,	Minimum Rent
(Unaudited)
2011	$6,638
2012	-
Total	$6,638

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

NOTE 17 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances that are held in five banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of June 30, 2010 and December 31, 2009, the Company’s uninsured cash balances were approximately $10,341,609 and $9,597,000, respectively.

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

This Form 10-Q contains “forward-looking” statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words.  You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other “forward-looking” information.  We believe that it is important to communicate our future expectations to our investors.  However, these forward-looking statements are not guarantees of future performance and actual results may differ materially from the expectations that are expressed, implied or forecasted in any such forward-looking statements.  There may be events in the future that we are unable to accurately predict or control, including weather conditions and other natural disasters which may affect demand for our products, and the product–development and marketing efforts of our competitors.  Examples of these events are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under “Item 1A. Risk Factors.”

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

 Results of Operations

Three Months Ended June 30, 2010 as compared to Three Months Ended June 30, 2009

Comparison of Sales for the Three Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,
	2010		2009
Direct sales stores	$2,764,522	80.07%	$-	0.00%
Super chain branded stores	185,864	5.38%	128,385	18.24%
Traditional sales network	502,188	14.55%	575,490	81.76%
Total Sales	$3,452,574	100.00%	$703,875	100.00%

Sales for the three months ended June 30, 2010 totaled $3,452,574, an increase of $2,748,699, or 391%,  as compared to sales of $703,875 for the three months ended June 30, 2009. Sales of  our internally made products increased $397,102 to $1,100,977 for the three months ended June 30, 2010 from $703,875 for the comparable period in 2009. Retail sales of fertilizer products in our direct sale stores was $2,351,597 for the three months ended June 30, 2010, compared $0 in the comparable period of 2009.

The increase in sales was primarily attributable to positive reponses to  our “New Agriculture-Generator” campaign, which was designed to expand our distribution network directly and to establish a closer relationship with farmers through agricultural cooperatives in the rural areas of China. Sales from our direct sales stores amounted to $2,764,522, approximately 80% of total sales in the three months ended June 30, 2010. Sales from our super chain branded stores amounted to $185,864, approximately 5% of total sales in the three months ended June 30, 2010, an increase of $57,479, or 45%, as compared to $128,385 in the same period of 2009. Sales from our traditional sales network amounted to $502,188,  a decrease of $73,302, or 13%, as compared to $575,490 in the three months ended June 30, 2009. As of July 31, 2010, the Company had established 346 direct sales stores which are controlled and managed directly by the Company,  and approximately 100  super chain branded stores. The majority of these direct sales stores and branded stores were located in the Shannxi Province (local province) and some of these stores were located in the Hunan and Sichuan Province.

Comparison of Gross Profit for the Three Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,
	2010	2009
Sales	$3,452,574	$703,875
Cost of Goods Sold	2,244,930	188,652
Gross Profit	$1,207,644	$515,223
Gross Profit Margin	34.98%	73.20%

Cost of goods sold for the three months ended June 30,  2010 totaled $2,244,930, an increase of $2,056,278, as compared to cost of goods sold of $188,652 for the three months ended June 30, 2009. Gross profit was 35%, a decrease of 38 percentage points from 73% for the three months ended June 30, 2009. The increase in cost of goods sold and decrease in gross profit margin was attributable to our new sales model and new direct sales stores. The gross profit margin of our internally made products was 67% and 73% for the three months ended June 30, 2010 and 2009, respectively. The decrease in gross profit margin on our internally made products was the result of the production of our new acquired potassium and magnesium fertilizer product which has a gross profit margin rate of 50%. The gross profit margin for our retail sales of fertilizer products from other manufacturers in our direct sale stores was 22%.

Comparison of Net Income for the Three Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,
	2010	2009
Gross Profit	$1,207,644	$515,223

Selling and marketing	244,440	94,524
Professional fees	50,452	31,663
Depreciation and amortization expenses	15,014	11,878
Other general and administrative expenses	95,927	80,729
Total selling, general and administrative expenses	405,833	218,794
Income from operations	801,811	296,429
Interest income	5,715	6,279
Interest expense	(54,305)	(55,807)
Net Income	$753,221	$246,901

Selling and marketing

Selling and marketing expenses were $244,440 for the three months ended June 30, 2010, an increase of $149,916, as compared to $94,524 in the same period of 2009. The increase in selling and marketing expense was primarily attributable to the expansion of our direct sales stores.

Professional fees

Professional fees consist of audit and review fees, legal and attorney fees, director fees and contracted professional service fees. Professional fees totaled $50,452 for the three months ended June 30, 2010, an increase of $18,789, as compared to $31,663 in the comparable period of 2009. We expect such expenses will remain high in the future as a public company.

Other General and Administrative Expenses

Other general and administrative expenses generally consist of: wages and related benefits, research and development expenses, rent and utility expenses, office expenses, bad debt expense, and travel and miscellaneous expenses. Other general and administrative expenses were $95,927 for the three months ended June 30, 2010, an increase of $15,198, or 19%, as compared to $80,729 for the three months ended June 30, 2009. The increase in other general and administrative expenses in the three months ended June 30, 2010 were primarily attributable to the increase of in research and development expenses and other expenses in connection with the expansion of our direct sales stores.

Interest expense

Interest expense was $54,305 in the three months ended June 30, 2010, which included amortization of deferred financing costs of $24,444, amortization of fair value of warrants of $18,214, amortization of a beneficial conversion feature of $6,040 and loan interest of $3,750. These expenses relate to the convertible notes issued in September 2008. Interest expenses in the same period of 2009 was $55,807.

Net income

Our income from operations was $801,811 for the three months ended June 30, 2010, an increase of $505,382, or 170% as compared to $296,429 for the three months ended June 30, 2009. Net income for the three months ended June 30, 2010 was $753,221, an increase of $506,320, or 205% as compared to net income of $246,901 for the three months ended June 30, 2009. The increase in net income primarily resulted from our “New Agriculture-Generator” campaign, which consisted of expansion of our direct sales store network.

Six Months Ended June 30, 2010 as compared to Six Months Ended June 30, 2009

Comparison of Sales for the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,
	2010		2009
Direct sales stores	$3,826,983	76.64%	$-	0.00%
Super chain branded stores	369,145	7.39%	154,413	13.16%
Traditional sales network	797,387	15.97%	1,019,034	86.84%
Total Sales	$4,993,515	100.00%	$1,173,447	100.00%

Sales for the six months ended June 30, 2010 totaled $4,993,515, an increase of $3,820,068, or 326%,  as compared to sales of $1,173,447 for the six months ended June 30, 2009. Sales of  our internally made products increased $597,717, or 51%,  to $1,771,164 for the six months ended June 30, 2010 from $1,173,447 for the comparable period in 2009. Retail sales of fertilizer products in our direct sale stores was $3,222,351 for the six months ended June 30, 2010, compared $0 in the comparable period of 2009.

The increase in sales was primarily attributable to positive reponses to  our “New Agriculture-Generator” campaign, which was designed to expand our distribution network directly and to establish a closer relationship with farmers through agricultural cooperatives in the rural areas of China. Sales from our direct sales stores amounted to $3,826,983, approximately 77% of total sales in the six months ended June 30, 2010. Sales from our Super Chain Branded Stores amounted to $369,145, approximately 7% of total sales in the six months ended June 30, 2010, an increase of $214,732 , or 139%, compared to $154,413 in the same period of 2009. Sales from our traditional sales network amounted to $797,387,  a decrease of $221,647, or 22%, as compared to $1,019,034 in the six months ended June 30, 2009.

Comparison of Gross Profit for the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,
	2010	2009
Sales	$4,993,515	$1,173,447
Cost of Goods Sold	3,110,048	334,894
Gross Profit	$1,883,467	$838,553
Gross Profit Margin	37.72%	71.46%

Cost of goods sold for the six months ended June 30, 2010 totaled $3,110,048, an increase of $2,775,154, as compared to cost of goods sold of $334,894 for the six months ended June 30, 2009. Gross profit was 38%, a decrease of 33 percentage points from 71% for the six months ended June 30, 2009. The increase in cost of goods sold and decrease in gross profit margin  was attributable to our new sales model and new direct sales stores. The gross profit margin of our internally made products was 67% and 71% for the six months ended June 30, 2010 and 2009, respectively. The decrease in gross profit margin on our internally made products was the result of the production of our new acquired potassium and magnesium fertilizer product which has a gross profit margin of 50%. The gross profit margin for our retail sales of  fertilizer products from other manufacturers in our direct sale stores was 21%.

Comparison of Net Income for the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,
	2010	2009
Gross Profit	$1,883,467	$838,553

Selling and marketing	397,559	150,924
Professional fees	95,202	60,663
Depreciation and amortization expenses	26,831	23,721
Other general and administrative expenses	181,500	147,837
Total selling, general and administrative expenses	701,092	383,145
Income from operations	1,182,375	455,408
Interest income	12,194	10,798
Interest expense	(109,540)	(112,389)
Net Income	$1,085,029	$353,817

Selling and marketing

Selling and marketing expenses were $397,559 for the six months ended June 30, 2010, an increase of $246,635, as compared to $150,924 in the same period of 2009. The increase in selling and marketing expense was primarily attributable to the expansion of our direct sales stores.

Professional fees

Professional fees consist of audit and review fees, legal and attorney fees, director fees and contracted professional service fees. Professional fees totaled $95,202 for the six months ended June 30, 2010, an increase of $34,539, as compared to $60,663 in  the comparable period  of 2009. We expect such expenses will remain high in the future as a public company.

Other General and Administrative Expenses

Other general and administrative expenses generally consist of: wages and related benefits, research and development expenses, rent and utility expenses, office expenses, bad debt expense, and travel and miscellaneous expenses. Other general and administrative expenses were $181,500 for the six months ended June 30, 2010, an increase of $33,663, or 23%, as compared to $147,837 for the six months ended June 30, 2009. The increase in other general and administrative expenses in the six months ended June 30, 2010 were primarily attributable to the increase of in research and development expenses and other expenses in connection with the expansion of our direct sales stores.

Interest expense

Interest expense was $109,540 in the six months ended June 30, 2010, which included amortization of deferred financing costs of $49,524, amortization of fair value of warrants of $36,635, amortization of a beneficial conversion feature of $12,149 and loan interest of $7,500. These expenses relate to the convertible notes issued in September 2008. Interest expenses in the same period of 2009 was $112,389.

Net income

Our income from operations was $1,182,375 for the six months ended June 30, 2010, an increase of $726,967, or 160% as compared to $455,408 for the six months ended June 30, 2009. Net income for the six months ended June 30, 2010 was $1,085,029, an increase of $731,212, or 207% as compared to net income of $353,817 for the six months ended June 30, 2009. The increase in net income primarily resulted from our “New Agriculture-Generator” campaign, which consisted of expansion of our direct sales store network.

Liquidity and Capital Resources

As of June 30, 2010, 84% of the Company’s assets consisted of cash and cash equivalents, compared to 87% as of December 31, 2009. As of June 30, 2010, our cash and cash equivalents amounted to $10,344,306, an increase of $718,649 compared to $9,625,657 as of December 31, 2009.

Net cash provided by operating activities was $1,074,143 and $453,712 for the six months ended June 30, 2010 and 2009, respectively. The increase resulted from the increase in net income in the six months ended June 30, 2010.

Net cash used in investing activities was $419,413 for the six months ended June 30, 2010. In the first quarter of 2010, the Company acquired additional product rights for $118,000 (800,000 RMB) and related  machinery and equipment from a vendor for $295,000 (2,000,000 RMB). The Company also spent $6,413 on other equipment. During the first quarter of 2009, the Company received total proceeds of $131,760 from the disposal of unused equipment and product rights and spent $608 on equipment.

Repayment of long term loan was $4,471 and $0, respectively, for the six months ended June 30, 2010 and 2009.

Foreign currency translation

Xinsheng’s functional currency is the Chinese Yuan, or Renminbi (“RMB”). Our financial position and results of operations (reported in U.S. Dollars) are affected by changes in RMB exchange rates.

Tax-exempt status in the PRC

Xinsheng is subject to a 25% standard enterprise income tax in the PRC. However, due to Xinsheng’s agricultural activities, the National Tax Bureau in Xi’an High-Tech Development Zone has granted Xinsheng annual exemptions from this tax for the year ending December 31, 2010.

For purposes of comparison, had we been subject to the 25% tax, our operating cash flow and net income for the six months ended June 30, 2010 and 2009 would each have been reduced by approximately $331,200 and $144,320, respectively.

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

In connection with the transaction, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 60 days following the final closing date. In addition, if the registration statement was not declared effective within 120 days from the filing date, the Company was subject to monthly cash liquidated damages payments equal to 2% of the purchase price paid by each investor, subject to a maximum of 24%. On February 13, 2009, the Company filed a registration statement on Form S-1 to register the shares underlying the convertible notes and warrants. In response to SEC comment letters, the Company filed amendments to the registration statement on Form S-1. The Company and the investors entered into agreements extending the date that the Form S-1 was required to become effective to October 30, 2009. The registration statement on Form S-1 was declared effective on November 16, 2009. The Company accrued $734 liquidated damages under the registration rights agreement payable to the investors as of June 30, 2010.

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

Interest expense incurred on the convertible Notes Payable during the six months ended June 30, 2010 and 2009 was $7,500 and $7,500, respectively.

Long-term Debt

Long-term debt represents a mortgage payable to Xian Commerce Bank in connection with Xinsheng’s acquisition of a building in August 2009 (see Note 5). The mortgage, which had an initial balance of $117,200 (800,000 RMB),  is secured by the building, bears interest at an annual rate of 6.53% and is due in monthly installments of interest and principal of approximately $1,330 to August 6, 2019.

Expansion plan

On October 21, 2009, Xinsheng received an approval letter from the Bureau of Foreign Trade and Economic Cooperation of Lantian County of Xinsheng’s application to purchase land use rights in Lantian County to establish “Xinsheng Centennial Industrial Zone”.  Xinsheng intends to purchase the land use rights for 66 acres for a term of 30 years.  The land use right purchase cost is expected to be approximately $4,100,000 (28,000,000 RMB).  In addition, the estimated cost for relocation of local dwellers is expected to be approximately $299,000 (2,040,000 RMB). As of the filing date of this Form 10-Q, the transaction has not yet been finalized due to the delay in processing by the local government.

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

Allowance for Doubtful Accounts

The Company’s receivables primarily consist of accounts receivable from its customers. Accounts receivable are recorded at invoiced amount and generally do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables.  The credit risk is controlled through credit approvals, limits and monitoring procedures.  The Company establishes an allowance for doubtful accounts based upon historical experience, management’s evaluation of the outstanding accounts, age of receivables and other factors. As of June 30, 2010,  the allowance for doubtful account totaled $7,740. It is equivelant to 18% of the balance of accounts receivable.

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

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board issued guidance which expands the required disclosures about fair value measurements. This guidance requires disclosures about transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). This guidance is effective for the Company as of January 1, 2011. The adoption of this guidance will not have a material impact on the Company’s financial condition or results of operations.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of June 30, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 16, 2010.

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