Form 10-Q
period 2010-09-30
China Agri-Business, Inc.
filed 2010-11-15
CIK 1378270

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010.

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
(Address of Principal Executive Offices including zip code)

In the People’s Republic of China: (86) 029-68596556
In the United States: (212) 348-5600
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☐ No ☑

On November 15, 2010 the Registrant had 12,958,574 shares of Common Stock issued and outstanding.

China Agri-Business, Inc.
Index to Form 10-Q

i

PART I- FINANCIAL INFORMATION

Item 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

China Agri-Business, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$11,502,054	$9,625,657
Accounts receivable, net of allowance for doubtful accounts of $8,676 and $8,300, respectively	117,387	28,310
Inventory	287,770	138,253
Other receivables	8,071	7,911
Prepaid expenses	11,526	25,396
Total Current Assets	11,926,808	9,825,527
Property, plant and equipment, net of accumulated depreciation of $257,074 and $202,921, respectively	601,810	337,995
Investment in Tienwe Technology	896,820	879,000
Deferred financing costs, net of accumulated amortization of $0 and $134,550, respectively	-	72,732
Intangible assets, net of accumulated amortization of $20,648 and $13,115, respectively	116,108	3,724
Total Assets	$13,541,546	$11,118,978

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of long-term debt	$9,405	$8,779
Current portion of convertible notes, net of unamortized debt discounts of $0 and $72,499, respectively	-	427,501
Accounts payable and accrued liabilities	412,487	286,128
Due to chief executive officer - non-interest bearing, due on demand	500,000	-
Total Current Liabilities	921,892	722,408

Long Term Liabilities
Long-term debt	100,546	105,618
Total Long Term Liabilities	100,546	105,618

Total Liabilities	1,022,438	828,026

Stockholders' Equity
Undesignated preferred stock, par value $.001 per share; authorized 4,900,000 shares; none issued	-	-
Common stock, par value $.001 per share; authorized 100,000,000 shares,issued and outstanding 12,958,574 and 12,958,574, respectively	12,959	12,959
Additional paid-in capital	4,370,212	4,370,212
Retained earnings	6,689,486	4,708,473
Accumulated other comprehensive income	1,446,451	1,199,308
Total stockholders' equity	12,519,108	10,290,952

Total Liabilities and Stockholders' Equity	$13,541,546	$11,118,978

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2010	2009	2010	2009

Sales of products	$3,530,563	$617,457	$8,524,078	$1,790,904
Cost of goods sold	2,027,496	184,587	5,137,544	519,481
Gross profit	1,503,067	432,870	3,386,534	1,271,423

Selling, general and administrative expenses	560,961	136,305	1,262,053	519,450
Income from operations	942,106	296,565	2,124,481	751,973
Interest and other income	6,390	6,274	18,584	17,072
Interest expense	(52,512)	(55,021)	(162,052)	(167,410)
Income before income taxes	895,984	247,818	1,981,013	601,635
Income taxes	-	-	-	-
Net income	$895,984	$247,818	$1,981,013	$601,635

Earnings per common share:
Basic	$0.07	$0.02	$0.15	$0.05
Diluted	$0.07	$0.02	$0.15	$0.04

Weighted average number of common shares used to compute earnings per common share:
Basic	12,958,574	12,958,574	12,958,574	12,958,574
Diluted	12,958,574	13,958,574	12,958,574	13,958,574

Comprehensive Income:
Net income	$895,984	$247,818	$1,981,013	$601,635
Other comprehensive income - foreign currency translation adjustment	171,434	6,913	247,143	(4,086)
Comprehensive Income	$1,067,418	$254,731	$2,228,156	$597,549

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2010 (Unaudited) and the Year Ended December 31, 2009

	Common Stock Shares	Common Stock Amount	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2008	12,958,574	$12,959	$4,369,786	$3,654,212	$1,185,676	$9,222,633
Fair value of additional warrants issued to Placement Agent	-	-	426	-	-	426
Net income for the year ended December 31, 2009	-	-	-	1,054,261	-	1,054,261
Foreign currency translation adjustment	-	-	-	-	13,632	13,632
Balance, December 31, 2009	12,958,574	12,959	4,370,212	4,708,473	1,199,308	10,290,952
Net income for the nine months ended September 30, 2010 (Unaudited)	-	-	-	1,981,013	-	1,981,013
Foreign currency translation adjustment (Unaudited)	-	-	-	-	247,143	247,143
Balance, September 30, 2010 (Unaudited)	12,958,574	$12,959	$4,370,212	$6,689,486	$1,446,451	$12,519,108

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009

Operating activities
Net income	$1,981,013	$601,635
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reduction) in allowance for doubtful accounts	210	(1,477)
Depreciation of property, plant and equipment	49,467	29,169
Amortization of intangible assets and deferred financing costs	79,884	89,620
Amortization of debt discount and fair value of warrants	72,499	75,705
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	(89,453)	18,214
Increase in inventory	(149,517)	(65,830)
Decrease / (increase) in prepaid expenses and other current assets	13,870	(9,485)
Increase (decrease) in accounts payable and accrued liabilities	126,359	(8,336)
Net cash provided by operating activities	2,084,332	729,215

Investing activities
Proceeds from return of unused manufacturing equipment and production rights to respective vendors for cash equal to the assets' book value	-	131,760
Purchase of equipment	(307,001)	(244,645)
Purchase of products rights	(119,576)	-
Net cash (used in) / provided by investing activities	(426,577)	(112,885)

Financing activities
Proceeds from long-term debt	-	117,200
Repayment of long-term debt	(4,446)	(696)
Proceeds from loan from chief executive officer	500,000	-
Repayment of convertible notes	(500,000)	-
Net cash (used in) financing activities	(4,446)	116,504

Effect of exchange rate changes on cash and cash equivalents	223,088	(2,004)
Increase in cash and cash equivalents	1,876,397	730,830
Cash and cash equivalents, beginning of period	9,625,657	8,312,636
Cash and cash equivalents, end of period	$11,502,054	$9,043,466

Supplemental Disclosures of Cash Flow Information:
Interest paid	$16,857	$15,000
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA AGRI-BUSINESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

China Agri-Business, Inc. (“we,” “us,” “our,” “China Agri,” or the “Company”) was incorporated in the State of Maryland on December 7, 2005.  On October 31, 2006, China Agri effectuated a 2.032 to 1 forward stock split.  All share and per share amounts have been retroactively adjusted to reflect the stock split.

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

The assets and liabilities of Xinsheng and Meixin are translated into United States dollars at period-end exchange rates ($0.1495 and $0.1465 at September 30, 2010 and December 31, 2009, respectively).  The revenues and expenses are translated into United States dollars at average exchange rates for the periods.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.  There are no material foreign currency transaction gains or losses for the three and nine months ended September 30, 2010 and 2009.

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

Advertising

Advertising costs include advance payments to our Super Chain Sales Partner stores (to be used for signage and store display). The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Advertising Costs.” Advertising expenses were $137,727 and $109,215 for the nine months ended September 30, 2010 and 2009, respectively.

Research and Development

In accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”) (formerly, SFAS No. 2, “Accounting For Research and Development Costs”), the Company expenses all research and development costs as incurred. Research and development expenses for the nine months ended September 30, 2010 and 2009 were $33,185 and $18,388, respectively.

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

A reconciliation of net income (the numerator) used to compute basic and diluted earnings per common share for the three and nine months ended September 30, 2010 and 2009 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (used to compute basic EPS)	$895,984	$247,818	$1,981,013	$601,635
Add back interest expense on convertible notes - see Note 9	3,750	3,750	11,250	11,250
Net income (used to compute diluted EPS)	$899,734	$251,568	$1,992,263	$612,885

A reconciliation of the weighted average number of common shares (the denominator) used to compute basic and diluted earnings per common share for the three and nine  months ended September 30, 2010 and 2009 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average number of common shares outstanding (used to compute basic EPS)	12,958,574	12,958,574	12,958,574	12,958,574
Assumed conversion of convertible notes - see Note 9	-	1,000,000	-	1,000,000
Weighted average number of common shares outstanding and dilutive common stock equivalents outstanding (used to compute diluted EPS)	12,958,574	13,958,574	12,958,574	13,958,574

The Company uses the treasury stock method to account for the dilutive effect of unexercised warrants on diluted earnings per common share. Antidilutive common shares related to warrants excluded from the computation of diluted earnings per common share were 1,378,580 and 1,378,580 for the three and nine months ended September 30, 2010 and 2009, respectively.

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

We adopted the accounting principles established by ASU 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, effective January 1, 2010. This ASU requires an ongoing reassessment and replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”). The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE.  The adoption of this new guidance did not have a material effect on our financial statements.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board issued guidance which expands the required disclosures about fair value measurements. This guidance requires disclosures about transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). This guidance is effective for the Company as of January 1, 2011. The adoption of this guidance will not have a material impact on its financial condition or results of operations.

In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-13 on its financial statements.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 3 – INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for the three and nine months ended September 30, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date.

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

NOTE 4 – INVENTORY

Inventory consists of:	September 30,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$99,445	$85,989
Finished goods	10,991	13,419
Purchased fertilizers for resale in direct sales stores and branded stores	189,921	40,852
Other	2,494	2,444
Allowance for slow moving and obsolete items	(15,081)	(4,451)

Total inventory	$287,770	$138,253

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Buildings	$269,073	$263,727
Transportation equipment	232,259	222,986
Machinery and electronic equipment	353,975	50,697
Office equipment	3,577	3,506
	858,884	540,916

Less accumulated depreciation	(257,074)	(202,921)

Property, plant and equipment, net	$601,810	$337,995

In August 2009, Xinsheng acquired two units in a building in Shannxi, China containing approximately 3,800 square feet of space for $248,985 (1,665,783 RMB). $129,409 (865,783 RMB) of the purchase price was paid in cash and the remaining $119,576 (800,000 RMB) was financed through two 10 year mortgages (see Note 10). For legal expediency reasons, the property and mortgages were acquired in the name of the Company’s Chairman of the Board of Directors.

In the first quarter of 2010, the Company acquired additional machinery and equipment from a vendor for $298,940 (2,000,000 RMB).

Depreciation expense was $49,467 and $29,169 for the nine months ended September 30, 2010 and 2009, respectively. In the first quarter of 2009, the Company returned certain unused manufacturing equipment to the original vendor for $94,428, an amount equal to the net book value of the equipment.

NOTE 6 – INVESTMENT IN TIENWE TECHNOLOGY INC

On July 29, 2005, Xinsheng acquired a 13.95% equity interest in Tienwe Technology Inc. (“Tienwe”), a PRC company, for 6,000,000 RMB ($896,820 and $879,000 translated at the September 30, 2010 and December 31, 2009 exchange rate, respectively). The investment is carried at cost. Tienwe shares are not quoted or traded on any securities exchange or in any recognized over-the-counter market; accordingly, it is not practicable to estimate the fair value of the investment. Tienwe sells aerospace products to military industry customers. The Company has recently commenced negotiations with Tienwe regarding Xinsheng’s potential sale of this invetsment.

NOTE 7 – DEFERRED FINANCING COSTS

Deferred financing costs, which were amortized as interest expense over the two year term of the convertible notes payable due September 29, 2010, consist of:

	September 30, 2010	December 31, 2009
	(Unaudited)
Placement Agent commissions	$40,000	$40,000
Placement Agent expense allowance	25,000	25,000
Fair value of Placement Agent warrants	19,920	19,920
Legal and other fees	122,362	122,362
Total	207,282	207,282
Less: accumulated amortization	(207,282)	(134,550)

Deferred Financing Costs, end of period	$-	$72,732

NOTE 8 – INTANGIBLE ASSETS, NET

Intangible assets, net, consist of:
	September 30,	December 31,
	2010	2009
	(Unaudited)
Product rights	$119,576	$-
Patent	14,947	14,650
Trademark	2,233	2,189
Total	136,756	16,839
Less accumulated amortization	(20,648)	(13,115)

Intangible assets, net	$116,108	$3,724

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

In the first quarter of 2010, the Company acquired additional product rights for $119,576 (800,000 RMB). These rights are amortized over their expected useful economic lives of 10 years.

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

At September 30, 2010, estimated amortization for the next five years and thereafter are as follows:

Year ending September 30,	Amortization
(Unaudited)
2011	$13,676
2012	12,427
2013	12,011
2014	12,011
2015	12,011
Thereafter	53,972

Total	$116,108

NOTE 9 – CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable, net, consist of:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Convertible notes - face amount	$500,000	$500,000
Less:
Debt discount attributable to the relative fair value of warrants	(149,615)	(149,615)
Debt discount attributable to the intrinsic value of the beneficial conversion feature	(49,615)	(49,615)
Add accumulated amortization of debt discounts	199,230	126,731
Convertible notes payable, net	500,000	427,501
Repayment of convertible notes at maturity date	(500,000)	-
Convertible notes payable, net	$-	$427,501

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

The Notes matured two years from the date of issuance and bore interest at the rate of 3% per annum, which was payable annually in cash or in shares of common stock, subject to approval of the holder. Overdue interest was to bear interest at the rate of 15% per annum. Overdue principal was to bear interest at the rate of 8% per annum. The Notes were convertible at the option of the holder into the common stock of the Company at an initial conversion price of $0.50 per share. The conversion price was subject to adjustment upon the occurrence of stock splits, combinations, dividends and subsequent offerings.

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

The Company had the right to prepay the Notes at 110% of the outstanding principal amount any time prior to the maturity date and upon 30 days prior written notice to the holders. The Company may call for the termination of any unexercised portion of the Series C warrants upon consummation of a subsequent offering by the Company of not less than $7,500,000 in gross proceeds and upon 30 days written notice to the holders. Upon termination of any unexercised Series C warrants, the warrant holders will not receive any Series D warrants, any shares underlying the Series C or Series D warrants, or any other securities.

In connection with the transaction, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 60 days following the final closing date. In addition, if the registration statement was not declared effective within 120 days from the filing date, the Company was subject to monthly cash liquidated damages payments equal to 2% of the purchase price paid by each investor, subject to a maximum of 24%. On February 13, 2009, the Company filed a registration statement on Form S-1 to register the shares underlying the convertible notes and warrants. In response to SEC comment letters, the Company filed amendments to the registration statement on Form S-1. The Company and the investors entered into agreements extending the date that the Form S-1 was required to become effective to October 30, 2009. The registration statement on Form S-1 was declared effective on November 16, 2009. The Company accrued $734 liquidated damages under the registration rights agreement payable to the investors as of November 16, 2009.

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

On September 29, 2010, the maturity date of the Convertible Notes, the Company repaid the Notes principal of $500,000  together with the interest accrued on the Notes in the amount of $15,000.

NOTE 10 – LONG-TERM DEBT

Long-term debt represents mortgages payable to Xian Commerce Bank in connection with Xinsheng’s acquisition of two units in a building in August 2009 (see Note 5). The mortgages, which had a total initial balance of $117,200 (800,000 RMB), are secured by the units, bear interest at an annual rate of 6.53% and are due in monthly installments of interest and principal of approximately $1,330 to August 6, 2019.

At September 30, 2010, maturities of the Long-term Debt for the next five years and in total are as follows:
Year ending September 30,	Minimum Repayment
(Unaudited)
2011	$9,045
2012	10,039
2013	10,715
2014	11,436
2015	12,206
Thereafter	56,510

Total	$109,951

Interest expense incurred on the Long-term Debt during the nine months ended September 30, 2010 and 2009 was $5,607 and $0, respectively.

NOTE 11 – COMMON STOCK

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

NOTE 12 - WARRANTS

The Company has issued warrants (exercisable into shares of common stock) to investors, the Underwriter, and the Placement Agent as part of its sale of Series A preferred stock, its public offering, and its private placement of convertible notes. Changes in the warrants outstanding are as follows:

	Nine Months Ended September 30,	Year Ended December 31,
	2010	2009
	(Unaudited)
Outstanding at beginning of period	1,378,580	1,387,580
Warrants issued - see Note 9	-	1,000
Warrants exercised	-	-
Warrants expired	-	(10,000)
Outstanding at end of period	1,378,580	1,378,580

Exercisable at end of period	1,378,580	1,378,580

Warrants outstanding at September 30, 2010 consist of:

Date Issued	Expiration Date	Number of Warrants	Weighted Average Exercise Price
October 11, 2007	October 10, 2010	379,800	$1.50
October 11, 2007	October 10, 2010	379,800	2.00
October 11, 2007	October 10, 2012	37,980	1.00
September 29, 2008	September 29, 2011	80,000	1.00
September 29, 2008 (1)	September 29, 2011	500,000	1.50
October 9, 2009	October 9, 2012	1,000	1.00

Total		1,378,580	$1.59
(1) Represents Series C warrants.

NOTE 13 – RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Meixin and Xinsheng only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations.  In addition, PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payments of dividends as a reserve fund.  As a result of these PRC laws and regulations, the Company is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances. The restricted portion amounted to approximately $5,360,000 and $5,127,000 at September 30, 2010 and December 31, 2009, respectively.

NOTE 14 – INCOME TAXES

Xinsheng is subject to a PRC 25% standard enterprise income tax.  However, due to its agricultural industry status, the National Tax Bureau in Xi’an High-Tech Development Zone has granted Xinsheng exemptions from this tax since 2006. The Company has to apply for exemption status on an annual basis.

At September 30, 2010 and December 31, 2009 the Company had an unrecognized deferred United States income tax liability relating to undistributed earnings of Xinsheng.  These earnings are considered to be permanently invested in operations outside the United States.  Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances.  Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of approximately $315,000 ($245,000 at December 31, 2009) attributable to the future utilization of the approximately $900,000 net operating loss carryforward of China Agri as of September 30, 2010 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at September 30, 2010. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in varying amounts from year 2025 to year 2030.

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

The provisions for income taxes differ from the amounts computed by applying the statutory United States federal income tax rate to income (loss) before income taxes.  Reconciliations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expected tax at 35%	$313,594	$86,736	$693,355	$210,572
Tax effect of unutilized losses of China Agri and Meixin	37,239	37,177	121,160	115,404
Effect of PRC income tax exemption granted to Xinsheng	(250,596)	(88,509)	(581,796)	(232,840)
Permanent difference relating to Xinsheng's earnings to be permanently invested in operations outside the United States	(100,237)	(35,404)	(232,719)	(93,136)
Actual provision for income taxes	$-	$-	$-	$-

NOTE 15 – SEGMENT INFORMATION

The Company operates in one industry segment – the manufacturing and sale of agricultural enhancement products.  Substantially all of the Company’s identifiable assets at September 30, 2010 and December 31, 2009 were located in the PRC.  Net sales for the periods presented were all derived from PRC customers.

From 2008, the Company launched a new sales and marketing initiative to establish a closer relationship with farmers through agricultural cooperatives located throughout the rural areas of China. One component of this initiative is called the “Super Chain Sales Partner Program”, which involves stores branded under the name of “Xinsheng Shiji” but owned and managed by third parties. The other is called “Direct Sales Stores”. The direct sales stores are controlled and managed directly by the Company.  As of September 30, 2010, the Company had approximately 400 direct sales stores and 100 branded super chain stores, the majority of which are located in Shannxi Province (local province). For the nine months ended September 30, 2010, approximately 72% of our sales were generated from direct sales stores, 8% from the super chain branded stores, and 20% from traditional sales channels.

Sales by Sales Network	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Direct sales stores	$2,272,144	64.36%	$-	0.00%	$6,099,147	71.55%	$-	0.00%
Super chain branded stores	272,963	7.73%	177,320	28.72%	642,619	7.54%	331,677	18.52%
Traditional sales network	985,456	27.91%	440,137	71.28%	1,782,312	20.91%	1,459,227	81.48%
Total Sales	$3,530,563	100.00%	$617,457	100.00%	$8,524,078	100.00%	$1,790,904	100.00%

In addition to products manufactured by the Company, the Company also sells certain products manufactured by third parties in the direct sales stores. For the nine months ended September 30, 2010, total sales of third party products was $6,086,622, or approximately 71% of total sales.

Sales of Products by Manufacturer	Nine Months Ended
	September 30, 2010 (Unaudited)
	Total	Company Made Products	Third Party Products	% of Third Party Products
Direct sales stores	$6,099,147	$1,147,076	$4,952,071	81.19%
Super chain branded stores	642,619	642,619	-	0.00%
Traditional sales network	1,782,312	1,782,312	-	0.00%
Total Sales	$8,524,078	$3,572,007	$4,952,071	58.10%

Sales of Products by Manufacturer	Three Months Ended
	September 30, 2010 (Unaudited)
	Total	Company Made Products	Third Party Products	% of Third Party Products
Direct sales stores	$2,272,164	$542,444	$1,729,720	76.13%
Super chain branded stores	273,474	273,474	-	0.00%
Traditional sales network	984,925	984,925	-	0.00%
Total Sales	$3,530,563	$1,800,843	$1,729,720	48.99%

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

Xinsheng leased its office space (approximately 7300 square feet) at an annual rent of 366,390 RMB ($53,640 translated at the September 30, 2009 exchange rate) under a lease with a three year term expiring March 31, 2011. The Company terminated this lease on October 1, 2009 after relocating to its new purchased two units in a building (see Note 5). On October 1, 2009, the Company signed a new lease with the same landlord for office space of 344 square feet at an annual rent of 12,000 RMB ($1,794). This one year lease expired on September 30, 2010. The Company did not renew the lease but reached consent with the landlord to use prior leased premises continually by paying the same rent.

Xinsheng leases its operating and testing space (approximately 2600 square feet) at an annual rent of 38,500 RMB ($5,640 translated at the March 31, 2010 exchange rate) under a lease which expired March 31, 2010. The Company did not renew the lease but reached consent with the landlord to use prior leased premises continually by paying the same rent.

Xinsheng leases its manufacturing space (approximately 22,600 square feet) at an annual rent of 90,000 RMB ($13,452) under a lease expiring December 21, 2011, with payment due in advance for each year.

China Agri utilizes office space provided by one of its directors at no cost.

For the nine months ended September 30, 2010 and 2009, rental and related expenses for all operating leases amounted to $18,339 and $59,533, respectively.

The Company leases store space for direct sales stores from various individuals for terms of six months or one year. Each lease calls for rent payments ranging from $30 to $45 per month. For the nine months ended September 30, 2010, such rent expense totaled $131,645.

At September 30, 2010, future minimum rental commitments under all non-cancellable operating leases were:
Year Ending September 30,	Minimum Rent
(Unaudited)
2011	$13,452
2012	3,363
Total	$16,815

Consulting Agreement

On March 31, 2010, the Company entered into an Investor and Media Relations Service Agreement (“the Agreement”) with Christensen International Limited (“Christensen”). Pursuant to the Agreement, Christensen was to provide investor relations services to the Company for a term of one year and the Company was to pay Christensen a total of $100,000 in fees, payable quarterly at the beginning of each quarter. The Company paid $25,000 in the second quarter of 2010 and then decided to terminate the service contract with Christensen.

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

NOTE 17 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances that are held in five banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of September 30, 2010 and December 31, 2009, the Company’s uninsured cash balances were approximately $11,375,259 and $9,597,000, respectively.

NOTE 18 – SUBSEQUENT EVENTS

On October 21, 2009, Xinsheng received an approval letter from the Bureau of Foreign Trade and Economic Cooperation of Lantian County of Xinsheng’s application to purchase land use rights in Lantian County to establish “Xinsheng Centennial Industrial Zone”.  Xinsheng intends to purchase the land use rights for 66 acres for a term of 30 years.  The land use right purchase cost is expected to be approximately $4,186,000 (28,000,000 RMB).  In addition, the estimated cost for relocation of local dwellers is expected to be approximately $305,000 (2,040,000 RMB). As of the filing date of this Form 10-Q, the transaction has not yet been finalized due to the delay in processing by the local government.

On November 12, 2010, Xinsheng entered into a Land Leasing Contract with Xi’an Shishang Weiyang Investment & Management, Inc. (the “Lessor”) pursuant to which Xinsheng agreed to lease 24 mu of land (one mu is equivalent to approximately 0.165 acres) located in Zhongcha Village, Petrochemical Road, Weiyang District, Xi’an, China. Pursuant to the terms of the lease, Xinsheng has the right to construct warehouses and processing centers on the land. We plan to have Xinsheng build a warehouse and distribution center for Xinsheng’s and other organic manufacturer’s products.

The term of the lease is twenty-one years, from November 12, 2010 through November 12, 2031. Xinsheng is obligated to pay rent of RMB 360,000  ($53,800) per year. Rent for the first ten years is payable in one lump sum, with  RMB 200,000 ($29,890) due by November 15, 2010 and the remaining RMB 3,400,000 ($508,200) due by November 30, 2010. The annual rental will increase by 12% every three years starting on November 12, 2020.

Upon the expiration of the lease, Xinsheng has a right of first refusal to renew the lease.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes thereto included in this Form 10-Q and our Form 10-K for the fiscal year ended December 31, 2009 filed with the Security and Exchange Commission on April 15, 2010.

Results of Operations

Three Months Ended September 30, 2010 as compared to Three Months Ended September 30, 2009

Comparison of Sales for the Three Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,
	2010		2009

Direct sales stores	$2,272,144	64.36%	$-	0.00%
Super chain branded stores	272,963	7.73%	177,320	28.72%
Traditional sales network	985,456	27.91%	440,137	71.28%
Total Sales	$3,530,563	100.00%	$617,457	100.00%

Sales for the three months ended September 30, 2010 totaled $3,530,563, an increase of $2,913,106, or 471%,  as compared to sales of $617,457 for the three months ended September 30, 2009. Sales of  our internally made products increased $1,183,386 to $1,800,843 for the three months ended September 30, 2010 from $617,457 for the comparable period in 2009. Retail sales of fertilizer products in our direct sale stores was $2,272,144 for the three months ended September 30, 2010, compared to $0 in the comparable period of 2009.

We believe that the increase in sales was primarily attributable to our “New Agriculture-Generator” campaign, which was designed to expand our distribution network and to establish a closer relationship with farmers through agricultural cooperatives in the rural areas of China. Sales from our direct sales stores amounted to $2,272,144, approximately 64% of total sales in the three months ended September 30, 2010. Sales from our super chain branded stores amounted to $272,963, approximately 8% of total sales in the three months ended September 30, 2010, an increase of $95,643, or 54%, as compared to $177,320 in the same period of 2009. Sales from our traditional sales network amounted to $985,456,  an increase of $545,319, or 123%, as compared to $440,137 in the three months ended September 30, 2009. As of September 30, 2010, the Company has 400 direct sales stores which are controlled and managed directly by the Company,  and approximately 100  super chain branded stores. The majority of these direct sales stores and branded stores were located in the Shannxi Province (local province) and some of these stores were located in the Hunan and Sichuan Provinces.

Comparison of Gross Profit for the Three Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,
	2010	2009

Sales	$3,530,563	$617,457
Cost of Goods Sold	2,027,496	184,587

Gross Profit	$1,503,067	$432,870

Gross Profit Margin	42.57%	70.11%

Cost of goods sold for the three months ended September 30,  2010 totaled $2,027,496, an increase of $1,842,909, as compared to cost of goods sold of $184,587 for the three months ended September 30, 2009. Gross profit was 43% for the three months ended September 30, 2010, a decrease of 27 percentage points from 70% for the three months ended September 30, 2009. The increase in cost of goods sold and decrease in gross profit margin was attributable to our new sales model and new direct sales stores, which resulted in our selling lower margin products. The gross profit margin of our internally made products was 61% and 70% for the three months ended September 30, 2010 and 2009, respectively. The decrease in gross profit margin on our internally made products was the result of the introduction of our new acquired potassium and magnesium fertilizer product which has a gross profit margin rate of 50%. The gross profit margin for our retail sales of fertilizer products from other manufacturers in our direct sale stores was 21% for the three months ended September 30, 2010.

Comparison of Net Income for the Three Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,
	2010	2009

Gross Profit	$1,503,067	$432,870

Selling and marketing	359,618	26,694
Professional fees	45,611	34,039
Depreciation and amortization expenses	28,192	11,680
Other general and administrative expenses	127,540	63,892
Total selling, general and administrative expenses	560,961	136,305
Income from operations	942,106	296,565
Interest income	6,390	6,274
Interest expense	(52,512)	(55,021)

Net Income	$895,984	$247,818

Selling and marketing

Selling and marketing expenses were $359,618 for the three months ended September 30, 2010, an increase of $332,924, as compared to $26,694 in the same period of 2009. The increase in selling and marketing expense was primarily attributable to the expansion of our direct sales stores.

Professional fees

Professional fees consist of audit and review fees, legal and attorney fees, director fees and contracted professional service fees. Professional fees totaled $45,611 for the three months ended September 30, 2010, an increase of $11,572, as compared to $34,039 in the comparable period of 2009. We expect such expenses will remain high in the future as a public company.

Other General and Administrative Expenses

Other general and administrative expenses generally include wages and related benefits, research and development expenses, rent and utility expenses, office expenses, bad debt expense, travel and miscellaneous expenses. Other general and administrative expenses were $127,540 for the three months ended September 30, 2010, an increase of $63,648, or 99%, as compared to $63,892 for the three months ended September 30, 2009. The increase in other general and administrative expenses in the three months ended September 30, 2010 were primarily attributable to the increase in expenses in connection with the expansion of our direct sales stores.

Interest expense

Interest expense was $52,512 in the three months ended September 30, 2010, which included amortization of deferred financing costs of $23,190, amortization of fair value of warrants of $17,809, amortization of a beneficial conversion feature of $5,906 and loan interest of $5,607. Most of these expenses were related to the convertible notes issued in September 2008. Interest expense in the same period of 2009 was $55,021.

Net income

As a result of the foregoing, our income from operations was $942,106 for the three months ended September 30, 2010, an increase of $645,541, or 217% as compared to $296,565 for the three months ended September 30, 2009. Net income for the three months ended September 30, 2010 was $895,984, an increase of $648,166, or 261% as compared to net income of $247,818 for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 as compared to Nine Months Ended September 30, 2009

Comparison of Sales for the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30,
	2010		2009

Direct sales stores	$6,099,147	71.55%	$-	0.00%
Super chain branded stores	642,619	7.54%	331,677	18.52%
Traditional sales network	1,782,312	20.91%	1,459,227	81.48%
Total Sales	$8,524,078	100.00%	$1,790,904	100.00%

Sales for the nine months ended September 30, 2010 totaled $8,524,078, an increase of $6,733,174, or 375%,  as compared to sales of $1,790,904 for the nine months ended September 30, 2009. Sales of  our internally made products increased $1,781,103, or 49%,  to $3,572,007 for the nine months ended September 30, 2010 from $1,790,904 for the comparable period in 2009. Retail sales of other fertilizer products in our direct sale stores was $4,952,071 for the nine months ended September 30, 2010, compared to $0 in the comparable period of 2009.

We believe that the increase in sales was primarily attributable to our “New Agriculture-Generator” campaign, which was designed to expand our distribution network directly and to establish a closer relationship with farmers through agricultural cooperatives in the rural areas of China. Sales from our direct sales stores amounted to $6,099,147, approximately 72% of total sales in the nine months ended September 30, 2010. Sales from our Super Chain Branded Stores amounted to $642,619, approximately 8% of total sales in the nine months ended September 30, 2010, an increase of $310,942 , or 93%, compared to $331,677 in the same period of 2009. Sales from our traditional sales network amounted to $1,782,312,  an increase of $323,085, or 22%, as compared to $1,459,227 in the nine months ended September 30, 2009.

Comparison of Gross Profit for the Nine Months Ended September 30, 2010 and 2009

	NIne Months Ended September 30,
	2010	2009

Sales	$8,524,078	$1,790,904
Cost of Goods Sold	5,137,544	519,481

Gross Profit	$3,386,534	$1,271,423

Gross Profit Margin	39.73%	70.99%

Cost of goods sold for the nine months ended September 30, 2010 totaled $5,137,544, an increase of $4,618,063, as compared to cost of goods sold of $519,481 for the nine months ended September 30, 2009. Gross profit was 40%, a decrease of 31 percentage points from 71% for the nine months ended September 30, 2009. The increase in cost of goods sold and decrease in gross profit margin  was attributable to our new sales model and new direct sales stores, which resulted in our selling lower margin products. The gross profit margin of our internally made products was 65% and 71% for the nine months ended September 30, 2010 and 2009, respectively. The decrease in gross profit margin on our internally made products was the result of the production of our new acquired potassium and magnesium fertilizer product which has a gross profit margin of approximately 50%. The gross profit margin for our retail sales of  fertilizer products from other manufacturers in our direct sale stores was 22% for the nine months ended September 30, 2010.

Comparison of Net Income for the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30,
	2010	2009

Gross Profit	$3,386,534	$1,271,423

Selling and marketing	757,177	177,618
Professional fees	140,813	94,702
Depreciation and amortization expenses	55,023	35,401
Other general and administrative expenses	309,040	211,729
Total selling, general and administrative expenses	1,262,053	519,450
Income from operations	2,124,481	751,973
Interest income	18,584	17,072
Interest expense	(162,052)	(167,410)

Net Income	$1,981,013	$601,635

Selling and marketing

Selling and marketing expenses were $757,177 for the nine months ended September 30, 2010, an increase of $579,559, as compared to $177,618 in the same period of 2009. The increase in selling and marketing expense was primarily attributable to the expansion of our direct sales stores.

Professional fees

Professional fees consist of audit and review fees, legal and attorney fees, director fees and contracted professional service fees. Professional fees totaled $140,813 for the nine months ended September 30, 2010, an increase of $46,111, as compared to $94,702  in  the comparable period  of 2009. We expect such expenses will remain high in the future as a public company.

Other General and Administrative Expenses

Other general and administrative expenses generally included: wages and related benefits, research and development expenses, rent and utility expenses, office expenses, bad debt expense, travel and miscellaneous expenses. Other general and administrative expenses were $309,040 for the nine months ended September 30, 2010, an increase of $97,311, or 45%, as compared to $211,729 for the nine months ended September 30, 2009. The increase in other general and administrative expenses in the three months ended September 30, 2010 were primarily attributable to the increase in expenses in connection with the expansion of our direct sales stores.

Interest expense

Interest expense was $162,052 in the nine months ended September 30, 2010, which included amortization of deferred financing costs of $72,732, amortization of fair value of warrants of $54,444, amortization of a beneficial conversion feature of $18,055 and loan interest of $16,821. Most of these expenses were related to the convertible notes issued in September 2008. Interest expense in the same period of 2009 was $167,410.

Net income

Our income from operations was $2,124,481 for the nine months ended September 30, 2010, an increase of $1,372,508, or 182%, as compared to $751,973 for the nine months ended September 30, 2009. Net income for the nine months ended September 30, 2010 was $1,981,013, an increase of $1,379,378, or 229% as compared to net income of $601,635 for the nine months ended September 30, 2009. The increase in net income primarily resulted from our “New Agriculture-Generator” campaign, which consisted of expansion of our direct sales store network.

Liquidity and Capital Resources

As of September 30, 2010, 84% of the Company’s assets consisted of cash and cash equivalents, compared to 87% as of December 31, 2009. As of September 30, 2010, our cash and cash equivalents amounted to $11,502,054, an increase of $1,876,397 compared to $9,625,657 as of December 31, 2009.

Net cash provided by operating activities was $2,084,332 and $729,215 for the nine months ended September 30, 2010 and 2009, respectively. The increase resulted from the increase in net income in the nine months ended September 30, 2010.

Net cash used in investing activities was $426,577  and $112,885 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, the Company acquired additional product rights for $119,576 (800,000 RMB) and related  machinery and equipment from a vendor for $298,940 (2,000,000 RMB). The Company also spent $8,061 on other equipment. During the comparative period of 2009, the Company received total proceeds of $131,760 from the disposal of unused equipment and product rights and spent $244,645 on equipment.

Net cash used in financing activities was $4,446. During September 2010, the Company was loaned $500,000 from Mr. Liping Deng, chief executive officer of the Company, and used the proceeds to repay the convertible notes. The advance from Mr. Deng is interest free and due on demand. In addition, the Company repaid $4,446 towards the long term loan. Net cash provided by financing activities was $116,504 for the nine months ended September 30, 2009. To finance the purchase of two office units in a building, the Company mortaged the units for $117,200. The Company repaid $696 of these mortgages in 2009.

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

For purposes of comparison, had we been subject to the 25% tax, our operating cash flow and net income for the nine months ended September 30, 2010 and 2009 would each have been reduced by approximately $581,800 and $232,800, respectively.

Private Placement of Convertible Notes and Warrants

On September 29, 2008, the Company completed the sale of 3% unsecured convertible notes (the “Notes”) in an aggregate principal amount of $500,000, and Series C warrants to purchase 500,000 shares of common stock, to two accredited investors. The Company received net proceeds of $431,500 after the deduction of Placement Agent commissions of $40,000, Placement Agent expense allowance of $25,000, and an escrow agent fee of $3,500.

The Notes matured two years from the date of issuance and bore interest at the rate of 3% per annum, which was payable annually in cash or in shares of common stock, subject to approval of the holder. Overdue interest was to bear interest at the rate of 15% per annum. Overdue principal was to bear interest at the rate of 8% per annum. The Notes were convertible at the option of the holder into the common stock of the Company at an initial conversion price of $0.50 per share. The conversion price was subject to adjustment upon the occurrence of stock splits, combinations, dividends and subsequent offerings.

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

The Company had the right to prepay the Notes at 110% of the outstanding principal amount any time prior to the maturity date and upon 30 days prior written notice to the holders. The Company may call for the termination of any unexercised portion of the Series C warrants upon consummation of a subsequent offering by the Company of not less than $7,500,000 in gross proceeds and upon 30 days written notice to the holders. Upon termination of any unexercised Series C warrants, the warrant holders will not receive any Series D warrants, any shares underlying the Series C or Series D warrants, or any other securities.

In connection with the transaction, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 60 days following the final closing date. In addition, if the registration statement was not declared effective within 120 days from the filing date, the Company was subject to monthly cash liquidated damages payments equal to 2% of the purchase price paid by each investor, subject to a maximum of 24%. On February 13, 2009, the Company filed a registration statement on Form S-1 to register the shares underlying the convertible notes and warrants. The Company and the investors subsequently entered into agreements extending the date that the Form S-1 was required to become effective to October 30, 2009. The registration statement on Form S-1 was declared effective on November 16, 2009 and the Company accrued $734 in liquidated damages under the registration rights agreement payable to the investors as of November 16, 2009.

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

On September 29, 2010, the maturity date of the Notes, the Company repaid the Notes principal of $500,000  together with the interest accrued on the Notes in the amount of $15,000.

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

Expansion plan

On October 21, 2009, Xinsheng received an approval letter from the Bureau of Foreign Trade and Economic Cooperation of Lantian County of Xinsheng’s application to purchase land use rights in Lantian County to establish “Xinsheng Centennial Industrial Zone”.  Xinsheng intends to purchase the land use rights for 66 acres for a term of 30 years.  The land use right purchase cost is expected to be approximately $4,186,000 (28,000,000 RMB).  In addition, the estimated cost for relocation of local dwellers is expected to be approximately $305,000 (2,040,000 RMB). As of the filing date of this Form 10-Q, the transaction has not yet been finalized due to the delay in processing by the local government.

On November 12, 2010, Xinsheng entered into a Land Leasing Contract with Xi’an Shishang Weiyang Investment & Management, Inc. (the “Lessor”) pursuant to which Xinsheng agreed to lease 24 mu of land (one mu is equivalent to approximately 0.165 acres) located in Zhongcha Village, Petrochemical Road, Weiyang District, Xi’an, China. Pursuant to the terms of the lease, Xinsheng has the right to construct warehouses and processing centers on the land. We plan to have Xinsheng build a warehouse and distribution center for Xinsheng’s and other organic manufacturer’s products.

The term of the lease is twenty-one years, from November 12, 2010 through November 12, 2031. Xinsheng is obligated to pay rent of RMB 360,000  ($53,800) per year. Rent for the first ten years is payable in one lump sum, with  RMB 200,000 ($29,890)  due by November 15, 2010 and the remaining RMB 3,400,000 ($508,200) due by November 30, 2010. The annual rental will increase by 12% every three years starting on November 12, 2020.

Upon the expiration of the lease, Xinsheng has a right of first refusal to renew the lease.

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

The exercise of our outstanding warrants into shares of common stock would have a dilutive effect on our common stock, which could in turn reduce our ability to raise additional funds on favorable terms. In addition, the subsequent sale on the open market of any shares of common stock issued upon exercise of our outstanding warrants could impact our stock price which could in turn reduce our ability to raise additional funds on favorable terms.

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

Allowance for Doubtful Accounts

The Company’s receivables primarily consist of accounts receivable from its customers. Accounts receivable are recorded at invoiced amounts and generally do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables.  The credit risk is controlled through credit approvals, limits and monitoring procedures.  The Company establishes an allowance for doubtful accounts based upon historical experience, management’s evaluation of the outstanding accounts, age of receivables and other factors. As of September 30, 2010,  the allowance for doubtful accounts totaled $8,676. It is equivelant to 7% of the balance of accounts receivable.

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

We adopted the accounting principles established by ASU 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, effective January 1, 2010. This ASU requires an ongoing reassessment and replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”). The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE.  The adoption of this new guidance did not have a material effect on our financial statements.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board issued guidance which expands the required disclosures about fair value measurements. This guidance requires disclosures about transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). This guidance is effective for the Company as of January 1, 2011. The adoption of this guidance will not have a material impact on its financial condition or results of operations.

In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-13 on its financial statements.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of September 30, 2010.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2010, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our property is subject. To the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10- K for the year ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(b) Exhibits

Exhibit No.	Document Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA AGRI-BUSINESS, INC.

November 15, 2010	By:	/s/ Liping Deng
Liping Deng
President, Chief Executive Officer and Director
(Principal Executive Officer)

November 15, 2010	By:	/s/ Xiaolong Zhou
Xiaolong Zhou
Chief Financial Officer
(Principal Financial and Accounting Officer)