Form 10-K
period 2010-12-31
China Agri-Business, Inc.
filed 2011-03-31
CIK 1378270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001 per share

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,853,506.56, based on the average bid and asked price of a share of such common stock as reported on the OTC Bulletin Board.

The number of shares outstanding of the registrant’s common stock as of March 30, 2011 was 13,118,574.

CHINA AGRI-BUSINESS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

PART I

Item 1.     Business.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements.  These statements can be identified by the use of forward-looking terminology such as “believes,” “plans,” “will,” “intends,” “seek,” “scheduled,” “future,” “potential,” “continue,” “estimates,” “anticipates,” “hopes,” “goal,” “objective,” “expects,” “may,” “should,” “could” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  We caution you that no statements contained in this annual report should be construed as a guarantee or assurance of future performance or results.  You should not place undue reliance upon any forward-looking statements.  Forward-looking statements involve risks and uncertainties, including those discussed throughout this annual report and in other reports we file with the Securities and Exchange Commission (the “SEC”).  The actual results that we achieve may differ materially from any forward-looking statements due to the effect of such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise.  Readers are urged to carefully review and consider the various disclosures made by us in this annual report and in our other reports filed with the SEC that attempt to advise interested parties of the risks that may affect our business, financial condition and results of operations.

Company History

China Agri-Business, Inc. was incorporated in the State of Maryland on December 7, 2005. On March 24, 2006, China Agri formed Mei Xin Agri Technology (Shaanxi) Co., Ltd. (“Meixin”) in Xi’an city, located in the PRC. Meixin is a wholly owned subsidiary of China Agri and a limited liability company organized under the laws of the PRC. Since 2006, Meixin has acted as a management company for our operating business in the PRC, conducted by Shaanxi Xin Sheng Centennial Agricultural and Technology Co., Ltd. (“Xinsheng”), in accordance with the management entrustment agreement described below. Meixin controls all aspects of Xinsheng’s business and management, and is entitled to all proceeds of Xinsheng’s business and obligated to fund its operations. China Agri-Business, Inc. is a holding company with no operations other than acting as a holding company for Meixin and raising capital for Meixin’s and Xinsheng’s operations. China Agri-Business, Inc. and Meixin do not own any equity rights in Xinsheng.

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

•
On April 22, 2006, following a Xinsheng shareholder meeting at which an attorney-in-fact was appointed to represent the Xinsheng shareholders, China Agri entered into a stock purchase agreement with the attorney-in-fact (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, China Agri issued an aggregate of 5,389,221 shares (10,950,897 shares after a 2.032-for-1 forward split in October 2006) of common stock to the Xinsheng shareholders in consideration of the execution of the Management Agreement between Xinsheng and Meixin. Pursuant to the Stock Purchase Agreement and a voting trust and escrow agreement (the “Voting Trust and Escrow Agreement”) entered into by the parties in connection with the Stock Purchase Agreement, these shares were issued in the name of the trustees for the Xinsheng shareholders, which trustees also act as the escrow and selling agent for the Xinsheng shareholders for the sale of the shares. The trustees are entitled to exercise all rights and powers to vote the shares on behalf of the Xinsheng shareholders. Each shareholder can request the release of his or her shares from the trust. Alternatively, each shareholder can request that the trustees sell the shares on behalf of such shareholder and remit the proceeds to such shareholder. The entry into the Management Agreement, the Stock Purchase Agreement and the Voting Trust and Escrow Agreement, and the appointment of the attorney-in-fact, were approved by the Xinsheng shareholders at a meeting held on April 10, 2006, in accordance with PRC Law.  The issuance of China Agri stock to Xinsheng shareholders was made in reliance on the exemptions from registration under the Securities Act of 1933, as amended, provided by Regulation S and/or Section (4)(2).  The Xinsheng shareholders terminated the Voting Trust and Escrow Agreement in 2010.

The following diagram sets forth the current corporate structure of the Company:

At present, neither China Agri-Business nor Meixin have any existing or planned business activities other than acting as a holding company and management company, respectively, for Xinsheng. However, these plans are subject to change in the future.

Overview of Business

Xinsheng began producing agricultural application products in 2004. Our business is concentrated in the growing “Green Food” market in the PRC. Xinsheng manufactures and sells non-toxic fertilizer, bactericide and fungicide products used for farming in the PRC. Crops grown with our products are eligible to qualify for the “AA Green Food” rating administered by the China Green Food Development Center, an agency under the jurisdiction of the Ministry of Agriculture of the PRC (however, our products themselves do not bear the “AA green food” designation).  As an effort to expand our business and offset the influence of weather conditions, we launched a “New Agriculture – Generator” initiative in the fourth quarter of 2008, which included a super chain sales partner program and a direct sales stores program.  The purpose of this campaign is to establish our own sales network by creating closer relationships with farmers through our super chain and direct sales stores in the rural areas of China in addition to the traditional sales network. The direct sales stores were controlled and managed by the Company until December 2010. To better manage our expansion, in December 2010, the Company outsourced the operations and ownership of the direct sales stores to subcontractors who bear the risk of operations of the stores. The super chain sales stores and outsourced direct sales stores are all under the name of “Xinsheng Shiji”. We refer to these stores as  the“Xinsheng Shiji branded stores.   As of December 31, 2010, there were approximately 500 Xinsheng Shiji branded stores. The majority of these branded stores are located in Shannxi Province (domestic province), others are located in Hunan and Sichuan provinces.

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

Product Brand Name	Description and Functionality	Plant Suitability	Price*
Xinsheng Luyuan	A line of fertilizer product whose primary function is to increase agricultural production.	Wheat, Rice, Maize, Tobacco, Cotton, Melons and various other fruits and vegetables.	$66.60/Box
Xinsheng Lufeng	A line of organic soil amendment products whose primary function is as a bactericide.	Tomatoes and Apples.	$78.78/Box
Xinsheng Huang-jin-gai	A line of amino acid fertilizer products designed to help crops absorb calcium and to improve their overall quality.	Tomatoes and Apples.	$57.57/Box
Xinsheng Jia-tian-xia	A line of humic acid fertilizer products designed to improve the overall quality of crops	Maize, Cotton, Apples, Tomatoes, Watermelon, and various other fruits and melons.	$48.48/Box
Xinsheng Bai-le	A line of amino acid fertilizer products designed to provide supplementary micro-nutrients to crops and to help crops grow with balanced nutrition.	Maize, Cotton, Apples, Tomatoes, Watermelon, and various other fruits & melons.	$26.35/Box

* Based on the rounded currency exchange rate in effect as of December 31, 2010 ($1 = approximately RMB 6.60). A standard box contains various bottles and/or bags of the product. The price per box may vary depending on the contents of the box.

Our Xinsheng Luyuan agricultural application products, our major products, are made of a chemical polymer combined with active potassium, organic nitrogen and 20 other ingredients, including chitosan. The key raw material for our products is chitosan, which consists primarily of polysaccharides extracted from the shells of crustaceans, such as crabs and shrimp, and mixed with active calcium. Because each of our products are designed to minimize harm to the environment, use of our products contributes to the production of healthy and environmentally friendly crops.

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

The raw materials used in the production of our products are generally available from local suppliers and, accordingly, we do not have any long term supply contracts. Our principal suppliers are Changsha Haobo, Shangdong Wilidan Fertilizer Inc., Yihua Chemistry Supply Center, Shengfang Chemistry and Zhong E Fertilizer.

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

Manufacturing Capacity

As of December 31, 2010, Xinsheng’s manufacturing capacity was approximately 540 tons per year.  Xinsheng has the ability to increase its manufacturing capacity to approximately 700 tons per year through the use of the facilities of third party contract manufacturers.  Xinsheng’s manufacturing output is primarily order driven. Accordingly, Xinsheng uses the facilities contract manufacturers on an as needed basis, when orders exceed capacity. Xinsheng’s employees are present to oversee the manufacturing process when facilities of contract manufacturers are used.

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

According to the China Green Food Development Center website, China’s Green Food industry experienced a rapid growth period from 1997 to 2007. For example, from 2002 to 2007, certified Green Food products and Green Food production enterprises increased at a rate of 21.8% and 30.8% per year, respectively. By the end of October 2010, there were 17,748 Green Food products and 6,391 Green Food production enterprises in China. Approximately 10.1 million hectares of the total farm land in China, is used in the production of Green Food.

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

Adverse weather conditions and other natural disasters may affect our customers’ planting activities and therefore reduce demand for our products. For example, our business was negatively impacted during 2008 by the following events: (i) severe winter weather conditions that existed in China during the end of January and early February, (ii) the major earth quake on May 12, 2008 whose epicenter was located in Sichuan province, and (iii) widespread flooding in the central and southern parts of China in May and June 2008 , including the Hunan and Hubei provinces.

Employees

As of December 31, 2010, Xinsheng had approximately 138 employees, including 63 who are engaged in sales and marketing activities. Approximately half of our employees are full-time employees and the remaining half are part-time or seasonal employees.

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

As of December 31, 2010, we have established relationships with approximately 90 wholesale distributors. Our products are sold in 12 provinces in the PRC.

During 2008 we launched a new sales and marketing initiative “New Agriculture-Generator” designed to expand our distribution network directly in the rural areas of China.  The purpose of the campaign is to establish a closer relationship with farmers through agricultural cooperatives located throughout the rural areas of China.

In connection with this initiative, we established “Direct Sales Stores.” The direct sales stores are controlled and managed directly by the Company. In December 2010, the Company outsourced operation and ownership of its direct sales stores to subcontractors who bear the risk of operations of the stores.

The outsourced direct sales stores are called “Xinsheng Shiji”. We refer to these stores as “Xinsheng Shiji branded stores”. We not only provide our products to these branded stores but also provide training and other support service through these branded stores to establish customer loyalty and to attract new farmer customers. As of December 31, 2010, there were approximately 500 branded stores. The majority of branded stores are located in Shannxi Province (local province); others are located in Hunan and Sichuan provinces. For the year ended December 31, 2010, approximately 75% of revenue was generated from our branded stores, and 25% from traditional sales channels.

Despite the growth of these initiatives, there can be no assurance that the “New Agriculture-Generator” campaign, including the branded sales stores program, will be successful.

Government Regulation

Fertilizer Registration Certificates

In the PRC, producers of fertilizer and related products must obtain a government approval known as a fertilizer registration certificate. Accordingly, we have obtained temporary registration certificates from the PRC’s Ministry of Agriculture for each of our primary products. The certificates authorize us to manufacture and distribute our agricultural application products in the PRC. The term of a temporary fertilizer registration certificate is one (1) year, subject to annual renewal. The certificates were renewed in 2010. There is no assurance that the certificates will continue to be renewed in the future.

The Company’s application for a permanent fertilizer registration certificate in 2006 was not accepted because the PRC government had not yet established standards for the Company’s products. The PRC government has since established standards for the following three of the Company’s five products: Xinsheng Huang-jin-gai, a line of amino acid fertilizer products, Xinsheng Bai-le, a line of amino acid fertilizer products, and Xinsheng Jia-tian-xia, a line of humic acid fertilizer.  The temporary certificates for these products are eligible for permanent certificates after three years. The Company will seek to obtain permanent certificates for these products as soon as the Company is eligible.  Permanent certificates are also required to be renewed annually.  This renewal process is only a formality.  The Company will be eligible on October 31, 2011 for Xinsheng Huang-jin-gai, October 31, 2011 for Xinsheng Bai-le, and December 31, 2011 for Xinsheng Jia-tian-xia.  In the meantime, the Company will continue to apply annually for temporary certificates. Other than the term of the certificate, there is no difference in the restrictions applied to temporary certificate holders and permanent certificate holders.

Registration No.	Trademark/Product Name	Expiration Date
No. (2004) 1485	Xinsheng Luyuan	September 2011
No. (2004) 1542	Xinsheng Lufeng	October 2011
No. (2007) 2968	Xinsheng Huang-jin-gai	December 2010(1)
No. (2007) 2969	Xinsheng Bai-le	December 2010(1)
No. (2007) 2970	Xinsheng Jia-tian-xia	December 2010(1)

(1) Application for renewal pending.

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

Trademark	Registration Number	Expiration Date
Xinsheng Shiji	3412688	July 2014
Xinsheng Luyuan	4734942	September 2015
Xinsheng Lufeng	4734940	September 2015
Xinsheng Huang-jin-gai	6213163	August 2022
Xinsheng Bai-le	6212924	August 2022
Xinsheng Jia-tian-xia	6213164	August 2022
New Agriculture - Generator	6952690	September 2023

Patents

We own the rights to one patent in the PRC for “Zero-tillage Fertilizing Equipment” (PRC Patent Number: 330398), which is a type of seeding machine, the use of which prevents soil erosion. We do not currently use this patent or the Zero-tillage Fertilizing Equipment in our business. This patent must be renewed every 5 years. We have not yet determined whether and when this patent may be utilized in our business. We do not own the rights to any patents in the United States.

Licensed Rights

We acquired a new product license to produce potassium and magnesium fertilizer on February 14, 2010 at a cost of approximately $117,000.  Our license expires in July 2012. We intend to explore other licensing opportunities for existing products in the future.

Research and Development

We have a research and development team consisting of six full time employees and five consultants. This team is responsible for formulating our organic biochemical agricultural application products and developing new products.

We have spent $33,378 and $25,418 on research and development for the years ended December 31, 2010 and 2009, respectively. These expenses relate mostly to the testing of our products.

Reports to Security Holders

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. You may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically.

Item 1A.        Risk Factors.

Not applicable to smaller reporting companies.

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

As of December 31, 2010, Xinsheng owns its office buildings, valued at cost of RMB 1,665,783 (approximately $252,399), manufacturing facility, valued at cost of RMB 134,400 (approximately $20,364), manufacturing machinery and office equipment, valued at cost of RMB 2,262,319 (approximately $342,787) and vehicles, valued at cost of RMB 1,553,887 (approximately $235,445) based on the exchange rate in effect as of December 31, 2010.

Xinsheng leased its office space (approximately 7,300 square feet) in Building 2, Unit 1, 15th Floor, Ling Xian Xin Cheng, Hi-tech Industrial Development Zone in Xi-an, Shaanxi Province, for an annual rent of RMB 366,390 (approximately $55,515) from Shaanxi Heng Xing Property Management Co., Ltd. The term of the lease was three years and expired on March 31, 2011.  The Company terminated this lease on October 1, 2009 after relocating to its new office buildings.    On October 1, 2009, the Company signed a new lease with the same landlord for an office space  (approximately 344 square feet) at an annual rent of RMB 12,000 (approximately $1,818).  This one year lease expired on September 30, 2010. The Company did not renew the lease but reached an oral arrangement with the landlord to continue to use the premises at the same rent.

Xinsheng leases its operating and testing space (approximately 2,600 square feet), located at the Xi’an Vegetable Research Institute, 2 Ouyan Road, Xian, Shaanxi, China, for an annual rent of RMB 38,500 (approximately $5,834). The lease expired on March 31, 2010.   The Company did not renew the lease but reached an oral arrangement with the landlord to continue to use the premises at the same rent.

On October 21, 2009, Xinsheng received an approval letter from the Bureau of Foreign Trade and Economic Cooperation of Lantian County of Xinsheng’s application to purchase land use rights in Lantian County to establish “Xinsheng Centennial Industrial Zone”.  Xinsheng intends to purchase the land use rights for 66 acres for a term of 30 years.  The land use rights purchase cost is expected to be approximately $4,243,000 (28,000,000 RMB).  In addition, the estimated cost for relocation of local dwellers is expected to be approximately $309,000 (2,040,000 RMB). As of the filing date of this Form 10-K, the transaction has not yet been finalized due to the delay in processing by the local government.

On November 12, 2010, Xinsheng entered into a Land Leasing Contract with Xi’an Shishang Weiyang Investment & Management, Inc. pursuant to which the Company agreed to lease 24 mu of land (one mu is equivalent to approximately 0.165 acres) located in Zhongcha Village, Petrochemical Road, Weiyang District, Xi’an, China. Pursuant to the terms of the lease, the Company has the right to construct warehouses and processing centers on the land. The Company plans to build a warehouse and distribution center for the Company’s and other organic manufacturers’ products. The term of the lease is twenty-one years, from November 12, 2010 through November 12, 2031. The Company is obligated to pay rent of RMB 360,000 ($54,547) per year. Rent for the first ten years totaling RMB 3,600,000 ($545,472) was paid in November 2010 pursuant to the lease, which amount is being expensed as rent expense using the straight line method over the 10 year period of the prepayment. The annual rental will increase by 12% every three years starting on November 12, 2020. Upon the expiration of the lease, the Company has a right of first refusal with regard to contract renewal.

China Agri’s executive offices in the United States are located at 11 East 86th Street, New York, New York 10028. Michael Segal, one of our directors, allows us to use the space rent free.

We believe that our facilities are suitable for our current operations. However, our expansion plans contemplate the need for additional space as we increase production.

Item 3.           Legal Proceedings.

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

None of our directors, officers, affiliates, or holders of more than 5% of our outstanding shares of common stock, or any associate of such person, is a party adverse to us or any pf our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Item 4.           (Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the OTC Bulletin Board (“OTCBB”) since October 17, 2007 under the symbol CHBU.OB. The price range per share of common stock presented below represents the highest and lowest intra-day prices for the Company’s common stock as quoted on the OTCBB. Such over-the-counter market quotations may reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions. Our common stock is traded relatively infrequently and accordingly the market for our common stock may not be indicative of a liquid trading market. The closing price of our common stock as quoted on the OTCBB on March 30, 2011 was $1.51.

	High Sales Price	Low Sales Price
Year Ended December 31, 2010:
4th Quarter	$4.95	$0.63
3rd Quarter	$0.77	$0.42
2nd Quarter	$0.91	$0.44
1st Quarter	$0.66	$0.27

Year Ended December 31, 2009:
4th Quarter	$0.74	$0.38
3rd Quarter	$1.01	$0.32
2nd Quarter	$0.54	$0.11
1st Quarter	$0.25	$0.10

Number of Shareholders

As of March 30, 2011, there were 13,118,574 shares of our common stock issued and outstanding and 14 holders of record of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have any stock option, bonus, profit sharing, pension or similar plan.

Recent Sales of Unregistered Securities

We have not sold any unregistered securities during 2010 that were not previously reported on a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

We did not repurchase any securities in the fourth quarter of 2010.

Item 6.           Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and notes thereto included in this Form 10-K for the year ended December 31, 2010 filed with the SEC.

Results of Operations

Year Ended December 31, 2010 as compared to Year Ended December 31, 2009

Comparison of Sales for the Years Ended December 31, 2010 and 2009

In 2008, the Company launched a new sales and marketing initiative to establish a closer relationship with farmers through agricultural cooperatives located throughout the rural areas of China. One component of this initiative is called the “Super Chain Sales Partner Program”, which involves stores branded under the name of “Xinsheng Shiji” but owned and managed by third parties. The other is called “Direct Sales Stores”. The Direct Sales Stores were controlled and managed by the Company to December 2010. In December 2010, the Company outsourced operation and ownership of the Direct Sales Stores to subcontractors who bear the risk of operations of the stores. As of December 31, 2010, there were approximately 500 branded and outsourced direct sales stores. The majority of branded and outsourced direct sales stores are located in Shannxi Province (local province); others are located in Hunan and Sichuan provinces. For the year ended December 31, 2010, approximately 75% of revenue was generated from our branded and outsourced direct sales stores, and 25% from traditional sales channels.

Sales by Sales Network
	2010		2009
Branded and outsourced direct sales stores	$9,243,632	75.31%	$1,033,993	34.03%
National sales network	3,023,072	24.63%	2,004,567	65.97%
Other revenue	7,387	0.06%	-	-
Total Sales	$12,274,091	100.00%	$3,038,560	100.00%

The revenue from branded and outsourced direct sales stores was $9,243,632 in 2010, an increase of $8,209,639, or 794%, compared to $1,033,993 in 2009. The revenue from our national sales network was $3,023,072 in 2010, an increase of $1,018,505, or 51%, compared to $2,004,567 in 2009. We believe that the increase in sales was primarily attributable to the successful implementation of our “New Agriculture-Generator” campaign, which was designed to expand our distribution network and to establish a closer relationship with farmers through agricultural cooperatives in the rural areas of China.

Revenue from our manufactured products was $6,360,315 in 2010, an increase of $3,321,755, or 109%, compared to $3,038,560 in 2009. Revenue from sales of products manufactured by third parties was $5,906,389 in 2010.

	2010		2009
Revenue from our manufactured products	$6,360,315	51.82%	$3,038,560	100.00%
Revenue from sales of products manufactured by third parties	5,906,389	48.12%	-	0.00%
Other revenue	7,387	0.06%	-	0.00%
Total Sales	$12,274,091	100.00%	$3,038,560	100.00%

Comparison of Gross Profit for the Years Ended December 31, 2010 and 2009

Gross Margin Rate	2010	2009
Revenue from self manufactured products	65.84%	64.93%
Revenue from retail of third parties manufactured products	21.34%	-
Total Gross Profit Margin Rate	44.44%	64.93%

Cost of goods sold for the years ended December 31, 2010 was $6,818,881, an increase of $5,753,282, or 540%, compared to $1,065,599 in 2009. Gross profit was 44% for the year ended December 31, 2010, a decrease of 21 percentage points from 65% for the year ended December 31, 2009. The increase in cost of goods sold and decrease in gross profit margin was attributable to our using third party manufacturers to produce some of the products we sold, which resulted in our selling lower margin products. The gross profit margin of our internally made products was 66% and 65% for the years ended December 31, 2010 and 2009, respectively. The gross profit margin for our retail sales of fertilizer products from other manufacturers in our direct sale stores was 21% for the year ended December 31, 2010.

Comparison of Net Income for the Years Ended December 31, 2010 and 2009

	2010	2009
Gross Profit	$5,455,210	$1,972,961
Selling and marketing	1,116,270	212,754
Professional fees	176,014	228,587
Depreciation and amortization expenses	76,783	46,602
Other general and administrative expenses	368,675	220,099
Total selling, general and administrative expenses	1,737,742	708,042
Income from operations	3,717,468	1,264,919
Interest income	26,497	23,315
Interest expense	(163,175)	(225,288)
Loss on diposal of assets	-	(8,685)
Net Income	$3,580,790	$1,054,261

Selling and marketing

Selling and marketing expenses were $1,116,270 for the year ended December 31, 2010, an increase of $903,516, or 425%, compared to $212,754 in 2009. The increase in selling and marketing expense was primarily attributable to the expansion of our market initiatives.

Professional fees

Professional fees consist of audit and review fees, legal and attorney fees, director fees and contracted professional service fees. Professional fees were $176,014 and $228,587 in 2010 and 2009, respectively.

Other General and Administrative Expenses

Other general and administrative expenses generally included: wages and related benefits, research and development expenses, rent and utility expenses, office expenses, bad debt expense, travel and miscellaneous expenses. Other general and administrative expenses were $368,675 in 2010, an increase of $148,576, or 68%, compared to $220,099 in 2009. The increase in other general and administrative expenses was also attributable to the increase in expenses in connection with the expansion of our market iniatives.

Interest expense

Interest expense was $163,175 in 2010, which included amortization of deferred financing costs of $72,732, amortization of fair value of warrants of $54,444, amortization of a beneficial conversion feature of $18,055 and loan interest of $17,944. Most of these expenses were related to the convertible notes issued in September 2008. Interest expense in the same period of 2009 was $225,288.

Net income

Our income from operations was $3,717,468 in 2010, an increase of $2,452,549, or 194%, compared to $1,264,919 in 2009. Net income for the year ended December 31, 2010 was $3,580,790, an increase of $2,526,529, or 240%, compared to net income of $1,054,261 in 2009. The increase in net income primarily resulted from the successful implementation of our “New Agriculture-Generator” campaign, which involved expansion of our outsourced direct sales stores network.

Liquidity and Capital Resources

As of December 31, 2010, 85% of the Company’s assets consisted of cash and cash equivalents, compared to 87% as of December 31, 2009. As of December 31, 2010, our cash and cash equivalents amounted to $13,153,741, an increase of $3,528,084 compared to $9,625,657 as of December 31, 2009.

Net cash provided by operating activities was $3,860,981 and $1,296,338 for the years ended December 31, 2010 and 2009, respectively. The increase resulted from the increase in net income in the year ended December 31, 2010.

Net cash used in investing activities was $977,899 in 2010. During 2010, the Company acquired additional product rights for $121,216 (800,000 RMB) and related  machinery and equipment from a vendor for $303,040 (2,000,000 RMB). The Company also spent $8,171 on other equipment. In 2010, the Company paid a prepayment of land lease costs totaling $545,472. During the comparative period of 2009, the Company received total proceeds of $131,760 from the disposal of unused equipment and product rights and spent $126,837 on equipment.

Net cash used in financing activities was $235,951. During 2010, the Company received $501,215 from Mr. Liping Deng, executive officer of the Company, and used the proceeds to repay the $500,000 convertible notes. The advance from Mr. Deng is interest free and due on demand. In addition, the Company repaid $5,264 towards the long term loan. On December 17, 2010, the Company received proceeds of $240,000 from the exercise of 160,000 Series C warrants at $1.50 per share. Net cash used in financing activities was $2,803 in 2009.

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

For purposes of comparison, had we been subject to the 25% tax, our operating cash flow and net income for the years ended December 31, 2010 and 2009 would each have been reduced by approximately $985,657 and $385,235, respectively.

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

On December 17, 2010, the investors exercised 160,000 Series C Warrants at a price of $1.50 per share. The Company received $240,000 in cash and issued 160,000 shares of common stock to the investors.

Long-term Debt

Long-term debt represents mortgages payable to Xian Commerce Bank in connection with Xinsheng’s acquisition of two units in a building in August 2009 (see Note 4). The mortgages, which had a total initial balance of $121,216 (800,000 RMB), are secured by the units, bear interest at an annual rate of 6.53% and are due in monthly installments of interest and principal of approximately $1,378 (9,097 RMB)  to August 6, 2019.

Expansion plan

On October 21, 2009, Xinsheng received an approval letter from the Bureau of Foreign Trade and Economic Cooperation of Lantian County of Xinsheng’s application to purchase land use rights in Lantian County to establish “Xinsheng Centennial Industrial Zone”.  Xinsheng intends to purchase the land use rights for 66 acres for a term of 30 years.  The land use rights purchase cost is expected to be approximately $4,243,000 (28,000,000 RMB).  In addition, the estimated cost for relocation of local dwellers is expected to be approximately $309,000 (2,040,000 RMB). We intend to pay such amounts through cash generated from operations. As of the filing date of this Form 10-K, the transaction has not yet been finalized due to the delay in processing by the local government.

On November 12, 2010, Xinsheng entered into a Land Leasing Contract with Xi’an Shishang Weiyang Investment & Management, Inc. pursuant to which the Company agreed to lease 24 mu of land (one mu is equivalent to approximately 0.165 acres) located in Zhongcha Village, Petrochemical Road, Weiyang District, Xi’an, China. Pursuant to the terms of the lease, the Company has the right to construct warehouses and processing centers on the land. The Company plans to build a warehouse and distribution center for the Company’s and other organic manufacturers’ products. The term of the lease is twenty-one years, from November 12, 2010 through November 12, 2031. The Company is obligated to pay rent of RMB 360,000 ($54,547) per year. Rent for the first ten years totaling RMB 3,600,000 ($545,472) was paid in November 2010 pursuant to the lease, which amount is being expensed as rent expense using the straight line method over the 10 year period of the prepayment. The annual rental will increase by 12% every three years starting on November 12, 2020. Upon the expiration of the lease, the Company has a right of first refusal with regard to contract renewal.

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

Allowance for Doubtful Accounts

The Company’s receivables primarily consist of accounts receivable from its customers. Accounts receivable are recorded at invoiced amounts and generally do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables.  The credit risk is controlled through credit approvals, limits and monitoring procedures.  The Company establishes an allowance for doubtful accounts based upon historical experience, management’s evaluation of the outstanding accounts, age of receivables and other factors. As of December 31, 2010,  the allowance for doubtful accounts totaled $8,248. It is equivalent to 8% of the balance of accounts receivable.

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

Inflation

There has been no material impact of inflation on our continuing operations for the past two years.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8.           Financial Statements and Supplementary Data.

Our audited consolidated financial statements at and for the fiscal years ended December 31, 2009 and 2010, together with the related notes thereto, have been included in this annual report beginning on page F-1.  By this reference, we have incorporated by reference these financial statements into this annual report in response to this Item 8.  As a smaller reporting company, we have omitted supplementary data from our consolidated financial statements.

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of December 31, 2010.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9B.        Other Information.

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

The following are the officers and directors of China Agri, Meixin, and Xinsheng.

Directors and Executive Officers of China Agri:

NAME	POSITION	AGE
Liping Deng	Director, Chief Executive Officer and President	39
Limin Deng	Chairman of Board of Directors	48
Xiaolong Zhou	Chief Financial Officer	58
Michael Segal	Director	68

Directors and Executive Officers of Meixin:

NAME	POSITION	AGE
Liping Deng	Chairman of Board of Directors	39
Limin Deng	Vice-Chairman of Board of Directors	48
Zhengfeng Guo	Director	40

Directors and Executive Officers of Xinsheng:

NAME	POSITION	AGE
Liping Deng	Director and President	39
Limin Deng	Chairman of Board of Directors	48
Hong Cai	Director and Finance Manager	43
Yi Fu	Director and Vice President	37
Mengzhou Li	Director	46

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

Mr. Xiaolong Zhou was appointed as our Chief Financial Officer in April 1, 2007. Prior to his appointment, he had been a senior accountant in Liss Okou Goldstein Okun and Tancer CPA'S P.C. in Great Neck, New York for the prior nine years. He is a certified public accountant, registered in the state of New York, a member of American Institute of Certified Public Accountants, and a member of New York State Society of Certified Public Accountants. Mr. Zhou obtained an M.B.A. in accountancy degree from Baruch College of CUNY and an M.A. in economics degree from City College of CUNY. He obtained a B.A. in economics degree from Fudan University, Shanghai, China.

Mr. Michael Segal was appointed as our Director on June 8, 2006. He is President, General Securities Principal, an Options Compliance Principal and an Investment Banking Representative of Halcyon Cabot Partners LTD., a member of the Financial Industry Regulatory Authority (FINRA) since January 2010.  From 2006 to 2009 and 2003 to 2005 Mr. Segal was a Principal, Option Compliance Principal and Branch Manager of Whitaker Securities LLC. Mr. Segal is also individually registered as a Commodity Trading Advisor with the Commodity Futures Trading Commission and is a founding member of the Managed Funds Association. Mr. Segal received a B.B.A. in marketing and economics from the University of Miami in Florida.  Mr. Segal sits on the board of directors of the following privately held companies: China Chanfang Pharmaceuticals Inc.; International American Capital Inc. and Segal Cirone Services Inc. Mr. Segal also sits on the board of directors of the following publicly held company: Asia Carbon Industries Inc. (ACRB.BB); China Printing & Packaging Inc.(CHPI.BB); China Pharmaceuticals Inc.(CFMI.BB); China Power Equipment Company Inc.(CPQQ.BB); and DK Sinopharma Inc.(DKSP.BB). From March 2007 until December 2009, Mr. Segal was a member of the board of directors of Biostar Pharmaceuticals Inc.(BSPM)  Mr. Segal brings to our Board of Directors his expertise in the financial and equity markets and his years of experience providing strategic and financial advisory services to complex international organizations.  Mr. Segal also provides unique perspective as our only U.S. director.

Ms. Hong Cai was appointed as a director of Xinsheng in 2008. Ms. Cai has served as finance manager for Xinsheng since 2005. Previously, Ms. Cai acted as finance manager for Xi’an Labor Insurance Company.

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

Family Relationships

Mr. Limin Deng and Mr. Liping Deng are brothers. There are no other family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings.

None of the Company’s directors or executive officers have been involved in any proceeding described in Item 401(f) of Regulation S-K during the last 10 years.

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

Committees of the Board of Directors

We do not currently have separately designated audit, nominating or compensation committees, or committees performing similar functions. Shares of our common stock are not listed on any national securities exchange, and thus we are not subject to the SEC’s or any exchange’s rules requiring standing committees or independent directors. Since October 17, 2007, our common stock has been quoted on the OTCBB, which does not currently have requirements as to the maintenance of standing committees or the independence of our board members. We are not, and in the past have not been, subject to any specific corporate governance guidelines or rules imposing requirements on the independence of our directors or committee members. Given the fact that our board of directors currently consists of three members, our board of directors determined that it was not appropriate to designate separate committees of the board of directors. The board of directors as a whole is responsible for fulfilling the duties which would otherwise be delegated to such committees.

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

Code of Ethics

We intend to adopt a Code of Business Conduct and Ethics in the near future that applies to our principal executive officer, principal financial officer and principal accounting officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors, and greater than 10% beneficial owners were complied with for the year ended December 31, 2010.

Item 11.         Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation awarded to, or earned by, our principal executive officer. None of our executive officers were paid compensation in excess of $100,000 during 2010 or 2009.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Liping Deng	2010	9,091(1)	—	—	—	—	—	—	9,091(1)
Chief Executive	2009	8,000	—	—	—	—	—	—	8,000
Officer and President

(1) Based on the rounded currency exchange rate in effect as of December 31, 2010 ($1 = approximately RMB 6.60).

We do not have written employment agreements with our executive officers. Under PRC employment laws, if an employer and employee do not enter into a written employment agreement within one year, they are deemed to have entered into a de facto employment contract with an open (indefinite) term. In the absence of an employment contract, an employer remains obligated to participate in the PRC’s social insurance programs on behalf of the employee, including pension, medical, unemployment, occupational accident/disability, and maternity insurance.  We can terminate the de facto employment contract by informing an executive officer of termination at least one month prior to the termination date or terminate an executive officer effective immediately and agree to pay one month’s salary. Mr. Liping Deng, our executive officer other than Mr. Zhou, is considered to have a de facto employment contract under PRC law.

Outstanding Equity Awards at Fiscal Year End

We do not currently have a pension plan, stock option plan, non-equity incentive plan or deferred compensation arrangement. We may implement a more comprehensive compensation program in the future, which will incorporate elements of compensation including, but will not be not limited to, non-cash and other equity-based compensation such as stock options.

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

Mr. Limin Deng receives no compensation for his services as a director.

Our Chief Executive Officer, Liping Deng, does not receive any additional compensation for his services as director above and beyond his salary as an officer.

The following table sets forth compensation paid to each named director during the year ended December 31, 2010.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Limin Deng	$10,909(1)	–	–	–	–	–	$10,909(1)
Michael Segal	$18,000	–	–	–	–	–	–

(1) Based on the rounded currency exchange rate in effect as of December 31, 2010 ($1 = approximately RMB 6.60).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2011 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this Annual Report are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. Applicable percentage ownership is based upon 13,118,574 shares of common stock outstanding as of March 30, 2011.

Unless otherwise indicated, the address of each individual named below is c/o China Agri-Business, Inc.  Building 2, Unit 1, 15th Floor, Ling Xian Xin Cheng, 86 Gaoxin Road, Hi-Tech Industrial Development Zone, Xian, Shannxi, China 710065.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Michael Segal 11 East 86th Street New York, New York 10028	63,074	*
Liping Deng	1,851,148	14.1%
Liming Deng	—	—
Xiaolong Zhou	—	—
All Directors and Executive Officers as a group (4 persons)	1,914,222	14.5%

* Less than 1%

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

During 2010, the Company received $501,215 from Mr. Liping Deng, chief executive officer of the Company, and used the loan to repay $500,000 in convertible notes. The advance from Mr. Deng is interest-free and due on demand.

Item 14.         Principal Accounting Fees and Services.

The following table sets forth the fees accrued or paid to the Company's independent registered public accounting firm during fiscal years 2010 and 2009. The Company’s financial statements for those years were audited by Michael T. Studer, CPA, P.C.

Audit and Non-Audit Fees	2009	2010
Audit Fees (1)	$64,400	$64,400

Audit-Related Fees (2)	—	—

Tax Fees (3)	—	—

All Other Fees	—	—

Total	$64,400	$64,400

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

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Incorporation, as amended (1)
4.1	Form of 3% Convertible Note (2)
4.2	Form of Series C Warrant (2)
4.3	Form of Series D Warrant (2)
4.4	Form of 2007 Underwriter Warrant (3)
4.5	Form of 2009 Placement Agent Warrant (3)
4.6	Form of Warrant issued to Legend Merchant Group dated October 9, 2009. (7)
9.1	Voting Trust and Escrow Agreement with Xinsheng Shareholders and their trustee dated April 22, 2006. (1)
10.1	Stock Purchase Agreement between China Agri-Business, Inc. and Xinsheng Shareholders dated April 22, 2006. (1)
10.2	Management Agreement between Xinsheng and Meixin dated April 18, 2006. (1)
10.3	Form of Subscription Agreement. (2)
10.4	Form of Registration Rights Agreement. (2)
10.5	Placement Agent Agreement. (4)
10.6	Business Advisory Agreement. (6)
10.7	Letter agreement dated as of August 12, 2009 among China Agri-Business, JAG Multi-Investment, LLC and Keith Guenther. (5)
10.8	Letter agreement dated as of June 12, 2009 among China Agri-Business, JAG Multi-Investment, LLC and Keith Guenther. (7)

10.9	Letter agreement dated as of October 12, 2009 among China Agri-Business, JAG Multi-Investment, LLC and Keith Guenther. (7)
10.10	Investor and Media Relations Service Agreement, dated as of March 31, 2010, between China Agri-Business, Inc. and Christensen International Limited. (8)
21.1	Subsidiaries (1)
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.*
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

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

CHINA AGRI-BUSINESS, INC.

Date: March 31, 2011	By:	/s/ Liping Deng
Liping Deng
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Capacity	Date

/s/ Liping Deng	President, Chief Executive Officer and Director	March 31, 2011
Liping Deng	(Principal Executive Officer)

/s/ Xiaolong Zhou	Chief Financial Officer (Principal Financial Officer	March 31, 2011
Xiaolong Zhou	and Principal Accounting Officer)

/s/ Limin Deng	Director	March 31, 2011
Limin Deng

/s/ Michael Segal	Director	March 31, 2011
Michael Segal

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Incorporation, as amended (1)
4.1	Form of 3% Convertible Note (2)
4.2	Form of Series C Warrant (2)
4.3	Form of Series D Warrant (2)
4.4	Form of 2007 Underwriter Warrant (3)
4.5	Form of 2009 Placement Agent Warrant (3)
4.6	Form of Warrant issued to Legend Merchant Group dated October 9, 2009. (7)
9.1	Voting Trust and Escrow Agreement with Xinsheng Shareholders and their trustee dated April 22, 2006. (1)
10.1	Stock Purchase Agreement between China Agri-Business, Inc. and Xinsheng Shareholders dated April 22, 2006. (1)
10.2	Management Agreement between Xinsheng and Meixin dated April 18, 2006. (1)
10.3	Form of Subscription Agreement. (2)
10.4	Form of Registration Rights Agreement. (2)
10.5	Placement Agent Agreement. (4)
10.6	Business Advisory Agreement. (6)
10.7	Letter agreement dated as of August 12, 2009 among China Agri-Business, JAG Multi-Investment, LLC and Keith Guenther. (5)
10.8	Letter agreement dated as of June 12, 2009 among China Agri-Business, JAG Multi-Investment, LLC and Keith Guenther. (7)
10.9	Letter agreement dated as of October 12, 2009 among China Agri-Business, JAG Multi-Investment, LLC and Keith Guenther. (7)
10.10	Investor and Media Relations Service Agreement, dated as of March 31, 2010, between China Agri-Business, Inc. and Christensen International Limited. (8)
21.1	Subsidiaries (1)
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.*
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

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

* Filed herewith.

CHINA AGRI-BUSINESS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Agri-Business, Inc.

I have audited the accompanying consolidated balance sheets of China Agri-Business, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Agri-Business, Inc. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
March 31, 2011

China Agri-Business, Inc.
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
Assets
Current Assets
Cash and cash equivalents	$13,153,741	$9,625,657
Accounts receivable, net of allowance for doubtful accounts of $8,248 and $8,300, respectively	93,634	28,310
Inventory	91,596	138,253
Other receivables	-	7,911
Prepaid expenses	16,143	25,396
Total Current Assets	13,355,114	9,825,527
Property, plant and equipment, net of accumulated depreciation of $257,074 and $202,921, respectively	599,468	337,995
Investment in Tienwe Technology	909,120	879,000
Deferred financing costs, net of accumulated amortization of $0 and $134,550, respectively	-	72,732
Prepaid land lease costs	538,654	-
Intangible assets, net of accumulated amortization of $20,648 and $13,115, respectively	114,235	3,724
Total Assets	$15,516,591	$11,118,978
Liabilities and Stockholders' Equity
Current Liabilities
Current portion of long-term debt	$9,405	$8,779
Current portion of convertible notes, net of unamortized debt discounts of $0 and $72,499, respectively	-	427,501
Accounts payable and accrued liabilities	337,576	286,128
Due to chief executive officer - non-interest bearing, due on demand	501,215	-
Total Current Liabilities	848,196	722,408

Long Term Liabilities
Long-term debt	99,728	105,618
Total Long Term Liabilities	99,728	105,618

Total Liabilities	947,924	828,026

Stockholders' Equity
Undesignated preferred stock, par value $.001 per share; authorized 4,900,000 shares; none issued	-	-
Common stock, par value $.001 per share; authorized 100,000,000 shares,
issued and outstanding 13,118,574 and 12,958,574, respectively	13,119	12,959
Additional paid-in capital	4,610,052	4,370,212
Retained earnings	8,289,263	4,708,473
Accumulated other comprehensive income	1,656,233	1,199,308
Total stockholders' equity	14,568,667	10,290,952
Total Liabilities and Stockholders' Equity	$15,516,591	$11,118,978

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2010 and 2009

	2010	2009
Sales of products	$12,274,091	$3,038,560
Cost of goods sold	6,818,881	1,065,599
Gross profit	5,455,210	1,972,961

Selling, general and administrative expenses	1,737,742	708,042
Income from operations	3,717,468	1,264,919
Interest and other income	26,497	23,315
Interest expense	(163,175)	(225,288)
Loss on impairment of products rights	-	(8,685)
Income before income taxes	3,580,790	1,054,261
Income taxes	-	-
Net income	$3,580,790	$1,054,261

Earnings per common share:
Basic	$0.28	$0.08
Diluted	$0.28	$0.08

Weighted average number of common shares used to compute earnings per common share:
Basic	12,965,149	12,958,574
Diluted	12,965,149	13,958,574

Comprehensive Income:
Net income	$3,580,790	$1,054,261
Other comprehensive income - foreign currency translation adjustment	456,925	13,632
Comprehensive Income	$4,037,715	$1,067,893

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2010 and 2009

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2008	12,958,574	$12,959	$4,369,786	$3,654,212	$1,185,676	$9,222,633
Fair value of additional warrants issued to Placement Agent	-	-	426	-	-	426
Net income for the year ended December 31, 2009	-	-	-	1,054,261	-	1,054,261
Foreign currency translation adjustment	-	-	-	-	13,632	13,632
Balance, December 31, 2009	12,958,574	12,959	4,370,212	4,708,473	1,199,308	10,290,952
Exercise of Series C warrants into 160,000 shares at $1.50 per share	160,000	160	239,840	-	-	240,000
Net income for the year ended December 31, 2010	-	-	-	3,580,790	-	3,580,790
Foreign currency translation adjustment	-	-	-	-	456,925	456,925
Balance, December 31, 2010	13,118,574	$13,119	$4,610,052	$8,289,263	$1,656,233	$14,568,667

The accompanying notes are an integral part of these financial statements.

China Agri -Business, Inc.
Consolidated Statements of Cash Flows
For the Years December 31, 2010 and 2009

	2010	2009
Operating activities
Net income	$3,580,790	$1,054,261
Adjustments to reconcile net income to net cash
provided by operating activities:
Reduction in allowance for doubtful accounts	(328)	1,758
Depreciation of property, plant and equipment	68,080	42,673
Amortization of intangible assets and deferred financing costs	83,295	115,627
Amortization of debt discount and fair value of warrants	72,499	100,907
Amortization of prepaid land lease costs	6,648	-
Loss on impairment of products rights	-	8,685
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	(65,272)	15,079
Decrease / (increase) in inventory	46,657	(91,140)
Decrease / (increase) in prepaid expenses and other current assets	17,164	(3,633)
Increase (decrease) in accounts payable and accrued liabilities	51,448	52,121
Net cash provided by operating activities	3,860,981	1,296,338

Investing activities
Proceeds from return of unused manufacturing equipment and production rights to respective vendors for cash equal to the assets' book value	-	131,760
Purchase of equipment	(311,211)	(126,837)
Prepayment of land lease costs	(545,472)	-
Purchase of products rights	(121,216)	-
Net cash used in investing activities	(977,899)	4,923

Financing activities
Proceeds from long-term debt	-	-
Repayment of long-term debt	(5,264)	(2,803)
Proceeds from loan from chief executive officer	501,215	-
Exercise of Series C warrants	240,000	-
Repayment of convertible notes	(500,000)	-
Net cash provided by financing activities	235,951	(2,803)

Effect of exchange rate changes on cash and cash equivalents	409,051	14,563
Increase in cash and cash equivalents	3,528,084	1,313,021
Cash and cash equivalents, beginning of year	9,625,657	8,312,636
Cash and cash equivalents, end of year	$13,153,741	$9,625,657

Supplemental Disclosures of Cash Flow Information:
Interest paid	$17,944	$17,500
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA AGRI-BUSINESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

China Agri-Business, Inc. (“China Agri” or the “Company”) was incorporated in the State of Maryland on December 7, 2005.  On October 31, 2006, China Agri effectuated a 2.032 to 1 forward stock split.  All share and per share amounts have been retroactively adjusted to reflect the stock split.

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

China Agri-Business, Inc., through its operating company in China, manufactures and sells non-toxic fertilizer, bactericide and fungicide products used for farming in the People’s Republic of China (the “PRC”). Crops grown with our products are eligible to qualify for the “AA Green Food” rating administered by the China Green Food Development Center, an agency under the jurisdiction of the Ministry of Agriculture of the PRC. Also, Xinsheng sells third party products through its direct sales stores (see Note 14).

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

The assets and liabilities of Xinsheng and Meixin are translated into United States dollars at period-end exchange rates ($0.15152 and $0.1465 at December 31, 2010 and 2009, respectively).  The revenues and expenses are translated into United States dollars at average exchange rates for the periods ($0.14774 and $0.14474 for the years ended December 31, 2010 and 2009, respectively).  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.  There are no material foreign currency transaction gains or losses for the years ended December 31, 2010 and 2009.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with FASB Accounting Standards Codification (“ASC”) topic 718-10, Stock Compensation. In addition to requiring supplemental disclosures, FASB ASC 718 addresses the accounting for share-based payment transactions in which a company receives goods or services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FASB ASC 718 focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions.

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

Advertising

Advertising costs include advance payments to our Super Chain Sales Partner stores (to be used for signage and store display). The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Advertising Costs.” Advertising expenses were $146,262 and $113,044 for the years ended December 31, 2010 and 2009, respectively.

Research and Development

In accordance with Accounting Standards Codification subtopic 730-10, Research and Development, the Company expenses all research and development costs as incurred. Research and development expenses for years ended December 31, 2010 and 2009 were $33,378 and $25,418, respectively.

Segment Information

ASC 280-10 requires entity-wide disclosures about the products and services an entity provides, the countries in which it holds assets and reports revenues, and its major customers. The Company operates as a single segment currently and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in ASC 740-10, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Xinsheng is governed by the Income Tax Laws of the PRC. Pursuant to the PRC relevant laws and regulations and tax law, Xinsheng is exempt from income tax.

Earnings (Loss) Per Common Share

The Company has adopted ASC 260-10 which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

A reconciliation of net income (the numerator) used to compute basic and diluted earnings per common share for the years ended December 31, 2010 and 2009 follows:

	2010	2009
Net income (used to compute basic EPS)	$3,580,790	$1,054,261
Add back interest expense on convertible notes	11,250	15,000
Net income (used to compute diluted EPS)	$3,592,040	$1,069,261

A reconciliation of the weighted average number of common shares (the denominator) used to compute basic and diluted earnings per common share for the years ended December 31, 2010 and 2009 follows:

	2010	2009
Weighted average number of common shares outstanding (used to compute basic EPS)	12,965,149	12,958,574
Assumed conversion of convertible notes	-	1,000,000
Weighted average number of common shares outstanding and dilutive common stock equivalents outstanding (used to compute diluted EPS)	12,965,149	13,958,574

The Company uses the treasury stock method to account for the dilutive effect of unexercised warrants on diluted earnings per common share. Antidilutive common shares related to warrants excluded from the computation of diluted earnings per common share were 618,980 and 1,378,580 for the years ended December 31, 2010 and 2009, respectively.

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

NOTE 3 – INVENTORY

Inventory consists of:

	2010	2009
Raw materials	$45,827	$85,989
Finished goods	37,840	13,419
Purchased fertilizers for resale in direct sales stores and branded stores	5,401	40,852
Other	2,528	2,444
Allowance for slow moving and obsolete items	-	(4,451)
Total inventory	$91,596	$138,253

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of:

	2010	2009
Buildings	$272,763	$263,727
Transportation equipment	235,446	222,986
Machinery and electronic equipment	367,329	50,697
Office equipment	3,626	3,506
	879,164	540,916
Less accumulated depreciation	(279,696)	(202,921)
Property, plant and equipment, net	$599,468	$337,995

In August 2009, Xinsheng acquired two units in a building in Shannxi, China containing approximately 3,800 square feet of space for $252,399 (1,665,783 RMB). $131,183 (865,783 RMB) of the purchase price was paid in cash and the remaining $121,216 (800,000 RMB) was financed through two 10 year mortgages (see Note 9). For legal expediency reasons, the property and mortgages were acquired in the name of the Company’s Chairman of the Board of Directors.

In the first quarter of 2010, the Company acquired additional machinery and equipment from a vendor for $303,040 (2,000,000 RMB).

Depreciation expense was $68,080 and $42,673 for the years ended December 31, 2010 and 2009, respectively. In the first quarter of 2009, the Company returned certain unused manufacturing equipment to the original vendor for $94,428, an amount equal to the net book value of the equipment.

NOTE 5 – INVESTMENT IN TIENWE TECHNOLOGY INC

On July 29, 2005, Xinsheng acquired a 13.95% equity interest in Tienwe Technology Inc. (“Tienwe”), a PRC company, for $909,120 (6,000,000 RMB). The investment is carried at cost. Tienwe shares are not quoted or traded on any securities exchange or in any recognized over-the-counter market; accordingly, it is not practicable to estimate the fair value of the investment. Tienwe sells aerospace products to military industry customers. The Company has recently commenced negotiations with Tienwe regarding Xinsheng’s potential sale of this investment.

NOTE 6 – DEFERRED FINANCING COSTS

Deferred financing costs, which were amortized as interest expense over the two year term of the convertible notes payable due September 29, 2010, consist of:

	2010	2009
Placement Agent commissions	$40,000	$40,000
Placement Agent expense allowance	25,000	25,000
Fair value of Placement Agent warrants	19,920	19,920
Legal and other fees	122,362	122,362
Total	207,282	207,282
Less: accumulated amortization	(207,282)	(134,550)
Net	$-	$72,732

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets, net, consist of:

	2010	2009
Product rights	$121,216	$-
Patent	15,152	14,650
Trademark	2,264	2,189
Total	138,632	16,839
Less accumulated amortization	(24,397)	(13,115)
Net	$114,235	$3,724

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

In the first quarter of 2010, the Company acquired the Jiamei license, permits and product rights for $121,216 (800,000 RMB). These rights are amortized over their expected useful economic lives of 10 years.

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

At December 31, 2010, estimated amortization for the next five years and thereafter are as follows:

Year ending December 31,	Amortization
2011	$13,863
2012	12,176
2013	12,176
2014	12,176
2015	12,176
Thereafter	51,668
Total	$114,235

NOTE 8 – CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable, net, consist of:

	2010	2009
Convertible notes - face amount	$500,000	$500,000
Less:
Debt discount attributable to the relative fair value of warrants	(149,615)	(149,615)
Debt discount attributable to the intrinsic value of the beneficial conversion feature	(49,615)	(49,615)
Add accumulated amortization of debt discounts	199,230	126,731
Convertible notes payable, net	500,000	427,501
Repayment of convertible notes at maturity date	(500,000)	-
Convertible notes payable, net	$-	$427,501

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

On December 17, 2010, the investors exercised 160,000 Series C Warrants at a price of $1.50 per share. The Company received $240,000 in cash and issued 160,000 shares of common stock and 160,000 Series D Warrants to the investors.

NOTE 9 – LONG-TERM DEBT

Long-term debt represents mortgages payable to Xian Commerce Bank in connection with Xinsheng’s acquisition of two units in a building in August 2009 (see Note 4). The mortgages, which had a total initial balance of $121,216 (800,000 RMB), are secured by the units, bear interest at an annual rate of 6.53% and are due in monthly installments of interest and principal of approximately $1,378 (9,097 RMB)  to August 6, 2019.

At December 31, 2010, maturities of the Long-term Debt for the next five years and in total are as follows:

Year ending December 31,	Amount
2011	$9,405
2012	10,343
2013	11,040
2014	11,783
2015	12,577
Thereafter	53,985
Total	$109,133

Interest expense incurred on the Long-term Debt during the years ended December 31, 2010 and 2009 was $6,692 and $2,500, respectively.

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

On December 17, 2010, the Company issued 160,000 shares of its common stock to the two investors involved in our September 29, 2008 sale of $500,000 convertible notes payable ( see Note 8) as a result of the investors’ exercise of 160,000 Series C warrants at $1.50 per share.

NOTE 11 - WARRANTS

The Company has issued warrants (exercisable into shares of common stock) to investors, the Underwriter, and the Placement Agent as part of its sale of Series A preferred stock, its public offering, and its private placement of convertible notes. Changes in the warrants outstanding are as follows:

	2010	2009
Outstanding at beginning of period	1,378,580	1,387,580
Warrants issued	160,000	1,000
Warrants exercised	(160,000)	-
Warrants expired	(759,600)	(10,000)
Outstanding at end of period	618,980	1,378,580
Exercisable at end of period	618,980	1,378,580

Warrants outstanding at December 31, 2010 consist of:

Date Issued	Expiration Date	Number of Warrants	Weighted Average Exercise Price
October 11, 2007	October 10, 2012	37,980	$1.00
September 29, 2008	September 29, 2011	80,000	1.00
September 29, 2008 (1)	September 29, 2011	340,000	1.50
December 17, 2010 (2)	September 29, 2011	160,000	2.00
October 9, 2009	October 9, 2012	1,000	1.00
Total		618,980	$1.53

(1) Represents Series C warrants.
(2) Represents Series D warrants.

NOTE 12 – RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Meixin and Xinsheng only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations.  In addition, PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payments of dividends as a reserve fund.  As a result of these PRC laws and regulations, the Company is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances. The restricted portion amounted to approximately $5,485,448 and $5,127,000 at December 31, 2010 and 2009, respectively.

NOTE 13 – INCOME TAXES

Xinsheng is subject to a PRC 25% standard enterprise income tax.  However, due to its agricultural industry status, the National Tax Bureau in Xi’an High-Tech Development Zone has granted Xinsheng exemptions from this tax since 2006. The Company has to apply for exemption status on an annual basis.

At December 31, 2010 and 2009, the Company had an unrecognized deferred United States income tax liability relating to undistributed earnings of Xinsheng.  These earnings are considered to be permanently invested in operations outside the United States.  Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances.  Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of approximately $327,000 ($245,000 at December 31, 2009) attributable to the future utilization of the approximately $935,000 net operating loss carry-forward of China Agri as of December 31, 2010 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at December 31, 2010. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry-forward expires in varying amounts from year 2025 to year 2030.

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

The provisions for income taxes differ from the amounts computed by applying the statutory United States federal income tax rate to income (loss) before income taxes.  Reconciliations follow:

	2010	2009
Expected tax at 35%	$1,253,277	$368,991
Tax effect of unutilized losses of China Agri and Meixin	126,643	170,338
Effect of PRC income tax exemption granted to Xinsheng	(985,657)	(385,235)
Permanent difference relating to Xinsheng's earnings to be permanently invested in operations outside the United States	(394,263)	(154,094)
Actual provision for income taxes	$-	$-

NOTE 14 – SEGMENT INFORMATION

The Company operates in one industry segment – the manufacturing and sale of agricultural enhancement products.  Substantially all of the Company’s identifiable assets at December 31, 2010 and 2009 were located in the PRC.  Net sales for the periods presented were all derived from PRC customers.

In 2008, the Company launched a new sales and marketing initiative to establish a closer relationship with farmers through agricultural cooperatives located throughout the rural areas of China. One component of this initiative is called the “Super Chain Sales Partner Program”, which involves stores branded under the name of “Xinsheng Shiji” but owned and managed by third parties. The other is called “Direct Sales Stores”. The Direct Sales Stores were controlled and managed by the Company to December 2010. In December 2010, the Company outsourced operation and ownership of the Direct Sales Stores to subcontractors who bear the risk of operations of the stores. As of December 31, 2010, there were approximately 500 branded and outsourced direct sales stores. The majority of branded and outsourced direct sales stores are located in Shannxi Province (local province); others are located in Hunan and Sichuan provinces. For the year ended December 31, 2010, approximately 75% of revenue was generated from our branded and outsourced direct sales stores, and 25% from traditional sales channels.

	2010		2009
Branded and outsourced direct sales stores	$9,243,632	75.31%	$1,033,993	34.03%
Traditional sales network	3,023,072	24.63%	2,004,567	65.97%
Other revenue	7,387	0.06%	-	-
Total Sales	$12,274,091	100.00%	$3,038,560	100.00%

In addition to products manufactured by the Company, the Company also sells certain products manufactured by third parties in the outsourced direct sales stores. For the year ended December 31, 2010, total sales of third party products was $5,906,389, or approximately 48% of total sales.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

Xinsheng leased its office space (approximately 7300 square feet) at an annual rent of 366,390 RMB ($55,515) under a lease with a three year term expiring March 31, 2011. The Company terminated this lease on October 1, 2009 after relocating to its new purchased two units in a building (see Note 4). On October 1, 2009, the Company signed a new lease with the same landlord for office space of 344 square feet at an annual rent of 12,000 RMB ($1,818). This one year lease expired on September 30, 2010. The Company did not renew the lease but reached consent with the landlord to use prior leased premises continually by paying the same rent.

Xinsheng leases its operating and testing space (approximately 2600 square feet) at an annual rent of 38,500 RMB ($5,834) under a lease which expired March 31, 2010. The Company did not renew the lease but reached consent with the landlord to use prior leased premises continually by paying the same rent.

On November 12, 2010, Xinsheng entered into a Land Leasing Contract (the “Agreement”) with Xi’an Shishang Weiyang Investment & Management, Inc. (the “Lessor”) pursuant to which the Company agreed to lease 24 mu of land (one mu is equivalent to approximately 0.165 acres) located in Zhongcha Village, Petrochemical Road, Weiyang District, Xi’an, China. Pursuant to the terms of the Agreement, the Company has the right to construct warehouses and processing centers on the Land. The Company plans to build a warehouse and distribution center for the Company’s and other organic manufacturers’ products.

The term of the lease is twenty-one years, from November 12, 2010 through November 12, 2031. The Company is obligated to pay rent of RMB 360,000 ($54,547) per year. Rent for the first ten years totaling RMB 3,600,000 ($545,472) was paid in November 2010 pursuant to the Agreement, which amount is being expensed as rent expense using the straight line method over the 10 year period of the prepayment. The annual rental will increase by 12% every three years starting on November 12, 2020.

Upon the expiration of the Agreement, the Company has a right of first refusal with regard to contract renewal.

China Agri utilizes office space provided by one of its directors at no cost.

For the years ended December 31, 2010 and 2009, rental and related expenses for all operating leases amounted to $15,653 and $69,757, respectively.

The Company leased store space for direct sales stores from various individuals for terms of six months or one year. Each lease provided for rent payments ranging from $30 to $45 per month. For the year ended December 31, 2010, such rent expense totaled $138,527.

At December 31, 2010, future minimum rental commitments (excluding the $545,472 rent prepaid for the first 10 years of the land lease described above) under all non-cancellable operating leases were:

Minimum
Year Ending December 31,	Rent
2011	$-
2012	-
2013	-
2014	-
2015	-
Thereafter	705,462
Total	$705,462

Consulting Agreement

On March 31, 2010, the Company entered into an Investor and Media Relations Service Agreement (the “Agreement”) with Christensen International Limited (“Christensen”). Pursuant to the Agreement, Christensen was to provide investor relations services to the Company for a term of one year and the Company was to pay Christensen a total of $100,000 in fees, payable quarterly at the beginning of each quarter. The Company paid $25,000 in the second quarter of 2010 and then decided to terminate the service contract with Christensen.

Potential Acquisition of Land Use Rights

On October 21, 2009, Xinsheng received an approval letter from the Bureau of Foreign Trade and Economic Cooperation of Lantian County of Xinsheng’s application to purchase land use rights in Lantian County to establish “Xinsheng Centennial Industrial Zone”. Xinsheng intends to purchase the land use rights for 66 acres for a term of 30 years.  The land use rights purchase cost is expected to be approximately $4,243,000 (28,000,000 RMB). In addition, the estimated cost for relocation of local dwellers is expected to be approximately $309,000 (2,040,000 RMB). As of the filing date of this Form 10-K, the transaction has not yet been finalized due to the delay in processing by the local government.

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

NOTE 16 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances that are held in five banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of December 31, 2010 and 2009, the Company’s uninsured cash balances were approximately $13,008,000 and $9,597,000, respectively.