Form 10-Q
period 2011-03-31
China Agri-Business, Inc.
filed 2011-05-16
CIK 1378270

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 333-140118

CHINA AGRI-BUSINESS, INC.
(Exact name of small business issuer as specified in its charter)

Maryland	20-3912942
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

In the People’s Republic of China:
Building 2, Unit 1, 15th Floor
Ling Xian Xin Cheng, 86 Gaoxin Road	In the United States:
Hi-Tech Industrial Development Zone	11 East 86th Street
Xian, Shannxi, China 710065	New York, New York 10028

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number, including area code:
In the People’s Republic of China:  (86) 029-68596556
In the United States:  (212) 348-5600

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 13, 2011, there were 13,118,574 shares of common stock of the issuer outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), contains “forward-looking statements” within the meaning of Section 21E of the Exchange Act that involve risks and uncertainties. The actual results of China Agri-Business, Inc. (including our subsidiaries and predecessors unless the context indicates otherwise, “we,” “us,” “our,” “China Agri,” or the “Company”) could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussions under “Notes to Financial Statements” and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-Q. These forward-looking statements include statements of management’s plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to raise additional capital to finance our activities; the effectiveness, profitability, and the marketability of our products; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in its filings with the SEC, or otherwise. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Readers are cautioned not to place undue reliance on these forward-looking statements. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA AGRI-BUSINESS, INC. AND SUBSIDIARIES

China Agri-Business, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$14,189,482	$13,153,741
Accounts receivable, net of allowance for doubtful accounts of $2,790 and $8,248, respectively	53,001	93,634
Inventory	65,445	91,596
Prepaid expenses	19,331	16,143
Total Current Assets	14,327,259	13,355,114
Property, plant and equipment, net of accumulated depreciation of $301,339 and $279,696, respectively	585,379	599,468
Investment in Tienwe Technology	916,260	909,120
Prepaid land lease costs	529,140	538,654
Intangible assets, net of accumulated amortization of $28,082 and $24,397, respectively	111,638	114,235
Total Assets	$16,469,676	$15,516,591

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of long-term debt	$9,874	$9,405
Accounts payable and accrued liabilities	302,038	337,576
Due to chief executive officer - non-interest bearing, due on demand	501,215	501,215
Total Current Liabilities	813,127	848,196

Long Term Liabilities
Long-term debt	98,486	99,728
Total Long Term Liabilities	98,486	99,728

Total Liabilities	911,613	947,924

Stockholders' Equity
Undesignated preferred stock, par value $.001 per share; authorized 4,900,000 shares; none issued	-	-
Common stock, par value $.001 per share; authorized 100,000,000 shares, issued and outstanding 13,118,574 and 13,118,574, respectively	13,119	13,119
Additional paid-in capital	4,610,052	4,610,052
Retained earnings	9,155,229	8,289,263
Accumulated other comprehensive income (foreign currency translation adjustments)	1,779,663	1,656,233
Total stockholders' equity	15,558,063	14,568,667
Total Liabilities and Stockholders' Equity	$16,469,676	$15,516,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Agri -Business, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010

Sales of products	$1,754,414	$1,540,941
Cost of goods sold	562,471	865,118
Gross profit	1,191,943	675,823

Selling, general and administrative expenses	333,850	295,259
Income from operations	858,093	380,564
Interest and other income	9,654	6,479
Interest expense	(1,781)	(55,235)
Income before income taxes	865,966	331,808
Income taxes	-	-
Net income	$865,966	$331,808

Earnings per common share:
Basic	$0.07	$0.03
Diluted	$0.07	$0.02

Weighted average number of common shares used to compute earnings per common share:
Basic	13,118,574	12,958,574
Diluted	13,154,929	13,958,574

Comprehensive Income:
Net income	$865,966	$331,808
Other comprehensive income - foreign currency translation adjustment	123,430	(643)
Comprehensive Income	$989,396	$331,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Agri -Business, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2011 (Unaudited) and the Year Ended December 31, 2010

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2009	12,958,574	$12,959	$4,370,212	$4,708,473	$1,199,308	$10,290,952
Exercise of Series C warrants into 160,000 shares at $1.50 per share	160,000	160	239,840	-	-	240,000
Net income for the year ended December 31, 2010	-	-	-	3,580,790	-	3,580,790
Foreign currency translation adjustment	-	-	-	-	456,925	456,925
Balance, December 31, 2010	13,118,574	13,119	4,610,052	8,289,263	1,656,233	14,568,667
Net income for the three months ended March 31, 2011	-	-	-	865,966	-	865,966
Foreign currency translation adjustment	-	-	-	-	123,430	123,430
Balance, March 31, 2011 (Unaudited)	13,118,574	$13,119	$4,610,052	$9,155,229	$1,779,663	$15,558,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Agri -Business, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010

Operating activities
Net income	$865,966	$331,808
Adjustments to reconcile net income to net cash provided by operating activities:
(Reduction) increase in allowance for doubtful accounts	(5,498)	4,233
Depreciation of property, plant and equipment	19,356	12,125
Amortization of intangible assets and deferred financing costs	3,477	25,519
Amortization of debt discount and fair value of warrants	-	24,530
Amortization of prepaid land lease costs	13,680	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	46,091	(15,272)
Decrease (increase) in inventory	26,151	(83,522)
(Increase) decrease in prepaid expenses and other current assets	(3,188)	10,045
Decrease in accounts payable and accrued liabilities	(35,538)	(103,722)
Net cash provided by operating activities	930,497	205,744

Investing activities
Purchase of equipment	(649)	(299,369)
Purchase of products rights	-	(117,200)
Net cash used in investing activities	(649)	(416,569)

Financing activities
Repayment of long-term debt	(773)	(2,141)
Net cash used in financing activities	(773)	(2,141)

Effect of exchange rate changes on cash and cash equivalents	106,666	(643)
Increase in cash and cash equivalents	1,035,741	(213,609)
Cash and cash equivalents, beginning of the priod	13,153,741	9,625,657
Cash and cash equivalents, end of the period	$14,189,482	$9,412,048

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,781	$1,857
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA AGRI-BUSINESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

China Agri-Business, Inc. (“China Agri,” the “Company,” or “we,” “us,” or “our”) was incorporated in the State of Maryland on December 7, 2005.  On October 31, 2006, China Agri effectuated a 2.032 to 1 forward stock split.  All share and per share amounts have been retroactively adjusted to reflect the stock split.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP” or “GAAP”).

Principles of Consolidation

The condensed consolidated financial statements include the accounts of China Agri, Meixin and Xinsheng. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, net, accounts payable and accrued liabilities, long-term debt, and due to chief executive officer.  The fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets due to the short term maturity of these instruments or by comparison to other instruments with similar terms.

Foreign Currency Transactions and Comprehensive Income

The functional currency of China Agri is the United States dollar.  The functional currency of Xinsheng and Meixin is the RMB.  The reporting currency of the Company is the United States dollar.

The assets and liabilities of Xinsheng and Meixin are translated into United States dollars at period-end exchange rates ($0.15271 and $0.15152 at March 31, 2011 and December 31, 2010, respectively).  The revenues and expenses are translated into United States dollars at average exchange rates for the periods ($0.15200 and $0.14650 for the three months ended March 31, 2011 and 2010, respectively).  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.  There are no material foreign currency transaction gains or losses for the three months ended March 31, 2011 and 2010.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and such differences may be material to the financial statements.

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

References to the issuances of restricted stock refer to stock of a public company issued in private placement transactions to individuals who are eligible to sell all or some of their shares of restricted Common Stock pursuant to Rule 144 (“Rule 144”), promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144, a stockholder who is not an affiliate and has satisfied a six-month holding period may sell all of his restricted stock without restriction, provided that the Company has current information publicly available. Rule 144 also permits, under certain circumstances, the sale of restricted stock, without any limitations, by a non-affiliate of the Company that has satisfied a one-year holding period.

Advertising

Advertising costs include advance payments to our branded stores (to be used for signage and store display and promotions). The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Advertising Costs.” Advertising expenses were $50,538 and $12,480 for the three months ended March 31, 2011 and 2010, respectively.

Research and Development

In accordance with Accounting Standards Codification subtopic 730-10, Research and Development, the Company expenses all research and development costs as incurred. Research and development expenses for the three months ended March 31, 2011 and 2010 were $3,044 and $10,988, respectively.

Segment Information

ASC 280-10 requires entity-wide disclosures about the products and services an entity provides, the countries in which it holds assets and reports revenues, and its major customers. The Company currently operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

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

Diluted earnings (loss) per common share are computed similarly to basic earnings per common share except that it includes the dilutive securities (such as convertible notes and warrants) outstanding and potential dilution that could occur if dilutive securities were converted.  Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per common share are excluded from the calculation.

A reconciliation of net income (the numerator) used to compute basic and diluted earnings per common share for the three months ended March 31, 2011 and 2010 follows:

	2011	2010
	(Unaudited)	(Unaudited)
Net income (used to compute basic EPS)	$965,966	$331,808
Add back interest expense on convertible notes	-	3,750
Net income (used to compute diluted EPS)	$965,966	$335,558

A reconciliation of the weighted average number of common shares (the denominator) used to compute basic and diluted earnings per common share for the three months ended March 31, 2011 and 2010 follows:

	2011	2010
	(Unaudited)	(Unaudited)

Weighted average number of common shares outstanding (used to compute basic EPS)	13,118,574	12,958,574
Assumed conversion of convertible notes	-	1,000,000
Assumed exercise of warrants	36,355	-

Weighted average number of common shares outstanding and dilutive common stock equivalents outstanding (used to compute diluted EPS)	13,154,929	13,958,574

The Company uses the treasury stock method to account for the dilutive effect of unexercised warrants on diluted earnings per common share. Antidilutive common shares related to warrants excluded from the computation of diluted earnings per common share were 500,000 and 1,378,580 for the three months ended March 31, 2011 and 2010, respectively.

Recently Issued Accounting Standards

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 3 – INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows for the three months ended March 31, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month periods ended March 31, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Form 10 –K filed March 31, 2011.

NOTE 4 – INVENTORY

Inventory at March 31, 2011 and December 31, 2010 consisted of:

	2011	2010
	(Unaudited)
Raw materials	$40,050	$45,827
Finished goods	17,404	37,840
Purchased fertilizers for resale in direct sales stores and branded stores	5,443	5,401
Other	2,548	2,528
Total inventory	$65,445	$91,596

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, at March 31, 2011 and December 31, 2010 consisted of:
	2011	2010
	(Unaudited)
Buildings	$274,906	$272,763
Transportation equipment	237,294	235,446
Machinery and electronic equipment	370,863	367,329
Office equipment	3,655	3,626
	886,718	879,164

Less accumulated depreciation	(301,339)	(279,696)

Property, plant and equipment, net	$585,379	$599,468

In August 2009, Xinsheng acquired two units in a building in Shannxi, China containing approximately 3,800 square feet of space for $254,382 (1,665,783 RMB). $132,214 (865,783 RMB) of the purchase price was paid in cash and the remaining $122,168 (800,000 RMB) was financed through two 10 year mortgages (see Note 9). For legal expediency reasons, the property and mortgages were acquired in the name of the Company’s Chairman of the Board of Directors.

In the first quarter of 2010, the Company acquired additional machinery and equipment from a vendor for $303,040 (2,000,000 RMB).

Depreciation expense was $19,356 and $12,125 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 6 – INVESTMENT IN TIENWE TECHNOLOGY INC.

On July 29, 2005, Xinsheng acquired a 13.95% equity interest in Tienwe Technology Inc. (“Tienwe”), a PRC company, for $916,260 (6,000,000 RMB). The investment is carried at cost. Tienwe shares are not quoted or traded on any securities exchange or in any recognized over-the-counter market; accordingly, it is not practicable to estimate the fair value of the investment. Tienwe sells aerospace products to military industry customers. The Company has recently commenced negotiations with Tienwe regarding Xinsheng’s potential sale of this investment.

NOTE 7 – PREPAID LAND LEASE COSTS

Prepaid land lease costs at March 31, 2011 and December 31, 2010 consisted of:

	2011	2010
	(Unaudited)
Prepayment on November 12, 2010 of first 10 years rent pursuant to land lease (Note 16)	$549,756	$545,472
Accumulated amount recognized as rental expense	(20,616)	(6,818)
Balance	$529,140	$538,654

NOTE 8 – INTANGIBLE ASSETS, NET

Intangible assets, net, at March 31, 2011 and December 31, 2010 consisted of:
	2011	2010
	(Unaudited)
Product rights	$122,168	$121,216
Patent	15,271	15,152
Trademark	2,281	2,264
Total	139,720	138,632
Less accumulated amortization	(28,082)	(24,397)
Net	$111,638	$114,235

In the first quarter of 2010, the Company acquired the Jiamei license, permits and product rights for $122,168 (800,000 RMB). These rights are amortized over their expected useful economic lives of 10 years.

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

At March 31, 2011, estimated amortization for the next five years and thereafter are as follows:

Year ending
March 31,	Amortization
(Unaudited)
2012	$13,547
2013	12,272
2014	12,272
2015	12,272
2016	12,272
Thereafter	49,003

Total	$111,638

NOTE 9 – CONVERTIBLE NOTES PAYABLE, NET

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

NOTE 10 – LONG-TERM DEBT

Long-term debt represents mortgages payable to Xian Commerce Bank in connection with Xinsheng’s acquisition of two units in a building in August 2009 (see Note 5). The mortgages, which had a total initial balance of $122,168 (800,000 RMB), are secured by the units, bear interest at an annual rate of 6.53% and are due in monthly installments of interest and principal of approximately $1,389 (9,097 RMB)  to August 6, 2019.

At March 31, 2011, maturities of the Long-term Debt for the next five years and in total are as follows:

Year ending
March 31,	Amount
(Unaudited)
2012	$9,874
2013	10,538
2014	11,248
2015	12,005
2016	12,814
Thereafter	51,881

Total	$108,360

Interest expense incurred on the Long-term Debt during the three months ended March 31, 2011 and 2010 was $1,781 and $1,857, respectively.

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

On December 17, 2010, the Company issued 160,000 shares of its common stock to the two investors involved in our September 29, 2008 sale of $500,000 convertible notes payable (see Note 9) as a result of the investors’ exercise of 160,000 Series C warrants at $1.50 per share.

NOTE 12 - WARRANTS

The Company has issued warrants (exercisable into shares of common stock) to investors, the Underwriter, and the Placement Agent as part of its sale of Series A preferred stock, its public offering, and its private placement of convertible notes. Changes in the warrants outstanding are as follows:

	Three Months Ended	Year Ended
	March 31, 2011	December 31, 2010
	(Unaudited)
Outstanding at beginning of period	618,980	1,378,580
Warrants issued	-	160,000
Warrants exercised	-	(160,000)
Warrants expired	-	(759,600)
Outstanding at end of period	618,980	618,980

Exercisable at end of period	618,980	618,980

Warrants outstanding at March 31, 2011 consisted of:
		Number of	Weighted Average
Date Issued	Expiration Date	Warrants	Exercise Price
October 11, 2007	October 10, 2012	37,980	$1.00
September 29, 2008	September 29, 2011	80,000	1.00
September 29, 2008 (1)	September 29, 2011	340,000	1.50
December 17, 2010 (2)	September 29, 2011	160,000	2.00
October 9, 2009	October 9, 2012	1,000	1.00

Total (Unaudited)		618,980	$1.53
(1) Represents Series C warrants.
(2) Represents Series D warratns.

NOTE 13 – RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Meixin and Xinsheng only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations.  In addition, PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payments of dividends as a reserve fund.  As a result of these PRC laws and regulations, the Company is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances. The restricted portion amounted to approximately $5,589,387 and $5,485,448 at March 31, 2011 and December 31, 2010, respectively.

NOTE 14 – INCOME TAXES

Xinsheng is subject to a PRC 25% standard enterprise income tax.  However, due to its agricultural industry status, the National Tax Bureau in Xi’an High-Tech Development Zone has granted Xinsheng exemptions from this tax since 2006. The Company has to apply for exemption status on an annual basis.

At March 31, 2011 and December 31, 2010, the Company had an unrecognized deferred United States income tax liability relating to undistributed earnings of Xinsheng.  These earnings are considered to be permanently invested in operations outside the United States.  Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances.  Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of approximately $352,000 ($327,000 at December 31, 2010) attributable to the future utilization of the approximately $1,006,000 net operating loss carry-forward of China Agri as of March 31, 2011 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at March 31, 2011. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry-forward expires in varying amounts from year 2025 to year 2031.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The provisions for income taxes differ from the amounts computed by applying the statutory United States federal income tax rate to income (loss) before income taxes.  Reconciliations for the three months ended March 31, 2011 and 2010 follow:

	2011	2010
	(Unaudited)	(Unaudited)

Expected tax at 35%	$303,088	$116,133
Tax effect of unutilized losses of China Agri and Meixin	60,701	36,220
Effect of PRC income tax exemption granted to Xinsheng	(259,849)	(108,824)
Permanent difference relating to Xinsheng's earnings to be permanently invested in operations outside the United States	(103,940)	(43,529)

Actual provision for income taxes	$-	$-

NOTE 15 – SEGMENT INFORMATION

The Company operates in one industry segment: the manufacturing and sale of agricultural enhancement products.  Substantially all of the Company’s identifiable assets at March 31, 2011 and December 31, 2010 were located in the PRC.  Net sales for the periods presented were all derived from PRC customers.

In 2008, the Company launched a new sales and marketing initiative to establish a closer relationship with farmers through agricultural cooperatives located throughout the rural areas of China. One component of this initiative is called the “Super Chain Sales Partner Program”, which involves stores branded under the name of “Xinsheng Shiji” but owned and managed by third parties. The other is called “Direct Sales Stores”. The Direct Sales Stores were controlled and managed by the Company to December 2010. In December 2010, the Company outsourced operation and ownership of the Direct Sales Stores to subcontractors who bear the risk of operations of the stores. Since both the “super chain sales stores” and the “outsourced direct sales stores” operate under the name of “Xinsheng Shiji”, we refer to these stores as the “Xinsheng Shiji” branded stores. There are approximately 500 branded stores currently. The majority of branded stores are located in Shannxi Province (local province); others are located in Hunan and Sichuan provinces. For the three months ended March 31, 2011, approximately 71% of revenue was generated from our branded and outsourced direct sales stores, and 29% from traditional sales channels.

Sales by Sales Network	Three Months Ended March 31,
	2011		2010
	(Unaudited)		(Unaudited)
Branded sales stores	$1,252,048	71.37%	$1,245,742	80.84%
Traditional sales network	502,366	28.63%	295,199	19.16%

Total Sales	$1,754,414	100.00%	$1,540,941	100.00%

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

Xinsheng leased its office space (approximately 7300 square feet) at an annual rent of 366,390 RMB ($55,951) under a lease with a three year term expiring March 31, 2011. The Company terminated this lease on October 1, 2009 after relocating to its new purchased two units in a building (see Note 5). On October 1, 2009, the Company signed a new lease with the same landlord for office space of 344 square feet at an annual rent of 12,000 RMB ($1,833). This one year lease expired on September 30, 2010. The Company did not renew the lease but reached consent with the landlord to use prior leased premises continually by paying the same rent.

Xinsheng leases its operating and testing space (approximately 2600 square feet) at an annual rent of 38,500 RMB ($5,879) under a lease which expired March 31, 2010. The Company did not renew the lease but reached consent with the landlord to use prior leased premises continually by paying the same rent.

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

The term of the lease is twenty-one years, from November 12, 2010 through November 12, 2031. The Company is obligated to pay rent of RMB 360,000 ($54,976) per year. Rent for the first ten years totaling RMB 3,600,000 ($549,756) was paid in November 2010 pursuant to the lease, which amount is being expensed as rent expense using the straight line method over the 10 year period of the prepayment. The annual rental will increase by 12% every three years starting on November 12, 2020. Upon the expiration of the lease, the Company has a right of first refusal with regard to contract renewal.

China Agri utilizes office space provided by one of its directors at no cost.

For the three months ended March 31, 2011 and 2010, rental and related expenses for all operating leases amounted to $15,767 and $24,912, respectively.

At March 31, 2011, future minimum rental commitments (excluding the $549,756 rent prepaid for the first 10 years of the land lease described above) under all non-cancellable operating leases were:

Year Ending	Minimum
December 31,	Rent
2012	$-
2013	-
2014	-
2015	-
2016	-
Thereafter	796,323
Total	$796,323

Construction Contract

On March 21, 2011, Xinsheng entered into a contract with a general construction contractor to build a warehouse and distribution center for Xinsheng’s products on the property subject to the land lease discussed above. The estimated cost of the construction, which commenced in April 2011 and is expected to be completed by December 31, 2011, is approximately 3,000,000 RMB ($458,423).

Understanding with Chief Financial Officer and Director

Effective January 1, 2011, the Company decided to grant stock options to its chief financial officer and to an outside director as part of its 2011 compensation package. The numbers of options and the specific terms have not yet been finalized. The Company has accrued $100,000 compensation (included in selling, general and administrative expenses and accounts payable and accrued liabilities) in the three months ended March 31, 2011, which amount represents 25% of the estimated fair value of the stock options to be issued. Once the stock options are issued, we will determine their fair value using the Black Scholes option pricing model and amortize such amount to reflect this compensation expense evenly over the year ending December 31, 2011.

Consulting Agreement

On March 31, 2010, the Company entered into an Investor and Media Relations Service Agreement with Christensen International Limited (“Christensen”). Pursuant to this agreement, Christensen was to provide investor relations services to the Company for a term of one year and the Company was to pay Christensen a total of $100,000 in fees, payable quarterly at the beginning of each quarter. The Company paid $25,000 in the second quarter of 2010 and then decided to terminate the service contract with Christensen.

Potential Acquisition of Land Use Rights

On October 21, 2009, Xinsheng received an approval letter from the Bureau of Foreign Trade and Economic Cooperation of Lantian County of Xinsheng’s application to purchase land use rights in Lantian County to establish “Xinsheng Centennial Industrial Zone”. Xinsheng intends to purchase the land use rights for 66 acres for a term of 30 years.  The land use rights purchase cost is expected to be approximately $4,275,880 (28,000,000 RMB). In addition, the estimated cost for relocation of local dwellers is expected to be approximately $311,528 (2,040,000 RMB). As of the filing date of this Form 10-Q, the transaction has not yet been finalized due to the delay in processing by the local government.

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

NOTE 17 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances that are held in five banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of March 31, 2011 and December 31, 2010, the Company’s uninsured cash balances were approximately $14,156,000 and $13,008,000 respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included in this Form 10-Q for the three months ended March 31, 2011 filed with the Security and Exchange Commission.

This quarterly report on Form 10-Q contains forward-looking statements.  These statements can be identified by the use of forward-looking terminology such as “believes,” “plans,” “will,” “intends,” “seek,” “scheduled,” “future,” “potential,” “continue,” “estimates,” “anticipates,” “hopes,” “goal,” “objective,” “expects,” “may,” “should,” “could” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  We caution you that no statements contained in this report should be construed as a guarantee or assurance of future performance or results.  You should not place undue reliance upon any forward-looking statements.  Forward-looking statements involve risks and uncertainties, including those discussed throughout this annual report and in other reports we file with the SEC.  The actual results that we achieve may differ materially from any forward-looking statements due to the effect of such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise.  Readers are urged to carefully review and consider the various disclosures made by us in this annual report and in our other reports filed with the SEC that attempt to advise interested parties of the risks that may affect our business, financial condition and results of operations.

 Results of Operations

Three Months Ended March 31, 2011 as compared to the Three Months Ended March 31, 2010

In 2008, the Company launched a new sales and marketing initiative to establish a closer relationship with farmers through agricultural cooperatives located throughout the rural areas of China. One component of this initiative is called the “Super Chain Sales Partner Program”, which involves stores branded under the name of “Xinsheng Shiji” but owned and managed by third parties. The other is called “Direct Sales Stores”. The Direct Sales Stores were controlled and managed by the Company until December 2010. In December 2010, the Company outsourced the operation and ownership of the Direct Sales Stores to subcontractors who bear the risk of operating of the stores. Since both of the “super chain sales stores” and the “outsourced direct sales stores” were operated under the name of “Xinsheng Shiji”, we refer to these stores as the “Xinsheng Shiji” branded stores. There are approximately 500 branded stores currently. The majority of branded stores are located in Shannxi Province (local province); others are located in Hunan and Sichuan provinces. For the three months ended March 31, 2011, approximately 71% of revenue was generated from our branded and outsourced direct sales stores, and 29% from traditional sales channels.

Comparison of Sales for the Three Months Ended March 31, 2011 and 2010

Sales by Sales Network	Three Months Ended March 31,
	2011		2010
	(Unaudited)		(Unaudited)
Branded sales stores	$1,252,048	71.37%	$1,245,742	80.84%
Traditional sales network	502,366	28.63%	295,199	19.16%

Total Sales	$1,754,414	100.00%	$1,540,941	100.00%

Revenue was $1,754,414 in the three months ended March 31, 2011, an increase of $213,473, or 14%, compared to $1,540,941 in the three months ended March 31, 2010. The revenue from branded stores was $1,252,048 in 2011, an increase of $6,306, or 1%, compared to $1,245,742 in 2010. The revenue from our traditional sales network was $502,366 in 2011, an increase of $207,167, or 70%, compared to $295,199 in 2010.

Comparison of Gross Profit for the Three Months Ended March 31, 2011 and 2010

Cost of goods sold for the three months ended March 31, 2011 was $562,471, a decrease of $302,647, or 35%, compared to $865,118 in the comparable period of 2010. Gross profit was 68% for the three months ended March 31, 2011, an increase of 24 percentage points from 44% for the comparative period of 2010. The increase in gross profit margin was attributable to changes in the mix of products sold. During the first quarter of 2011, all sales were our branded products, compared to 43% of total sales being our branded products in the comparable period of 2010 (the remainder were third parties’ manufactured products). The gross profit margin on our manufactured products is generally between 66% and 68%. The gross profit margin on third party manufactured products approximately 20%.

Comparison of Net Income for the Three Months Ended March 31, 2011 and 2010

	2011	2010

Gross Profit	$1,191,943	$675,823

Selling and marketing	98,392	153,119
Professional fees	167,611	44,750
Depreciation and amortization expenses	22,149	11,817
Other general and administrative expenses	45,698	85,573
Total selling, general and administrative expenses	333,850	295,259
Income from operations	858,093	380,564
Interest income	9,654	6,479
Interest expense	(1,781)	(55,235)

Net Income	$865,966	$331,808

Selling and marketing

Selling and marketing expenses were $98,392 for the three months ended March 31, 2011, a decrease of $54,727, or 36%, compared to $153,119 in 2010. The reduction in selling and marketing expense resulted from the outsourcing of our direct sales stores beginning in the fourth quarter of 2010.

Professional fees

Professional fees consist of audit and review fees, legal and attorney fees, director fees and contracted professional service fees. Professional fees were $167,611 and $44,750 in 2011 and 2010, respectively. The increase in professional fees was mainly attributable to an aggregate of $100,000 accrued stock option compensation due to our chief financial officer and an outside director. The Company will issue options to these two individuals for services rendered and to be rendered in 2011. The total estimated expense relating to these stock options for 2011 is $400,000.

Other General and Administrative Expenses

Other general and administrative expenses generally included: wages and related benefits, research and development expenses, rent and utility expenses, office expenses, bad debt expense, travel and miscellaneous expenses. Other general and administrative expenses were $45,698 in 2011, a decrease of $39,875, or 47%, compared to $85,573 in 2010. The reduction in other general and administrative expenses was also attributable to the outsourcing of our direct sales stores beginning in the fourth quarter of 2010.

Interest expense

Interest expense was $55,235 in 2010, which consisted of amortization of deferred financing costs of $25,098, amortization of fair value of warrants of $18,421, amortization of a beneficial conversion feature of $6,109 and loan interest of $5,607. These expenses were related to the convertible notes issued in September 2008 and repaid in 2010.

Net income

Net income for the three months ended March 31, 2011 was $865,966, an increase of $534,158, or 161%, compared to net income of $331,808 in 2010. The increase in net income primarily resulted from the successful outsourcing of our direct sales stores and an increase in sales of our own branded products.

Liquidity and Capital Resources

As of March 31, 2011, 86% of the Company’s assets consisted of cash and cash equivalents, compared to 85% as of December 31, 2010. As of March 31, 2011, our cash and cash equivalents amounted to $14,189,482, an increase of $1,035,741 compared to $13,153,741 as of December 31, 2010.

Net cash provided by operating activities was $930,497 and $205,744 for the three months ended March 31, 2011 and 2010, respectively. The increase resulted mostly from the increase in net income of $534,158 in the three months ended March 31, 2011.

Net cash used in investing activities was $649 and $416,569 in the three months ended March 31, 2011 and 2010. During the first quarter of 2010, the Company acquired additional product rights for $117,200 (800,000 RMB) and related machinery and equipment from a vendor for $293,000 (2,000,000 RMB). The Company also spent $6,369 on other equipment.

The repayment for long-term debt was $773 and $2,141 for the three months ended March 31, 2011 and 2010.

Foreign currency translation

Xinsheng’s functional currency is the Chinese Yuan, or Renminbi (“RMB”). Our financial position and results of operations (reported in U.S. Dollars) are affected by changes in RMB exchange rates.

Tax-exempt status in the PRC

Xinsheng is subject to a 25% standard enterprise income tax in the PRC. However, due to Xinsheng’s agricultural activities, the National Tax Bureau in Xi’an High-Tech Development Zone has granted Xinsheng annual exemptions from this tax through the years ending December 31, 2010 and 2011.

For purposes of comparison, had we been subject to the 25% tax, our cash provided by operating activities and net income for the three months ended March 31, 2011 and 2010 would each have been reduced by $259,849 and $108,824, respectively.

Private Placement of Convertible Notes and Warrants

On September 29, 2008, the Company completed the sale of 3% unsecured convertible notes in an aggregate principal amount of $500,000, and Series C warrants to purchase 500,000 shares of common stock, to two accredited investors. The Company received net proceeds of $431,500 after the deduction of Placement Agent commissions of $40,000, Placement Agent expense allowance of $25,000, and an escrow agent fees of $3,500.

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

The Series C warrants have a term of three years and are exercisable into shares of common stock at an exercise price of $1.50 per share. Upon exercise of a Series C warrant, in addition to receiving shares of common stock, each Series C warrant holder shall be issued a Series D warrant to purchase additional shares of common stock in an amount equal to the number of Series C warrants exercised. The Series D warrants, if issued, will have a term of three years and an exercise price of $2.00 per share. The exercise price of the warrants is subject to adjustment upon the occurrence of stock splits, combinations, dividends and subsequent offerings, as set forth in the warrants.

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

In connection with the transaction, the Company agreed to prepare and file a registration statement with the SEC within 60 days following the final closing date. In addition, if the registration statement was not declared effective within 120 days from the filing date, the Company was subject to monthly cash liquidated damages payments equal to 2% of the purchase price paid by each investor, subject to a maximum of 24%. On February 13, 2009, the Company filed a registration statement on Form S-1 to register the shares underlying the convertible notes and warrants. In response to SEC comment letters, the Company filed amendments to the registration statement on Form S-1. The Company and the investors entered into agreements extending the date that the Form S-1 was required to become effective to October 30, 2009. The registration statement on Form S-1 was declared effective on November 16, 2009. The Company accrued $734 liquidated damages under the registration rights agreement payable to the investors as of November 16, 2009.

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

On December 17, 2010, the investors exercised 160,000 Series C Warrants at a price of $1.50 per share. The Company received $240,000 in cash and issued 160,000 shares of common stock and Series D warrants to purchase 160,000 shares of commons stock to the investors.

Long-term Debt

Long-term debt represents mortgages payable to Xian Commerce Bank in connection with Xinsheng’s acquisition of two units in a building in August 2009. The mortgages, which had a total initial balance of $122,168 (800,000 RMB), are secured by the units, bear interest at an annual rate of 6.53% and are due in monthly installments of interest and principal of approximately $1,389 (9,097 RMB)  to August 6, 2019.

Expansion plan

On October 21, 2009, Xinsheng received an approval letter from the Bureau of Foreign Trade and Economic Cooperation of Lantian County of Xinsheng’s application to purchase land use rights in Lantian County to establish “Xinsheng Centennial Industrial Zone”. Xinsheng intends to purchase the land use rights for 66 acres for a term of 30 years.  The land use rights purchase cost is expected to be approximately $4,275,880 (28,000,000 RMB). In addition, the estimated cost for relocation of local dwellers is expected to be approximately $311,528 (2,040,000 RMB). As of the filing date of this Form 10-Q, the transaction has not yet been finalized due to the delay in processing by the local government.

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

The term of the lease is twenty-one years, from November 12, 2010 through November 12, 2031. The Company is obligated to pay rent of RMB 360,000 ($54,976) per year. Rent for the first ten years totaling RMB 3,600,000 ($549,756) was paid in November 2010 pursuant to the lease, which amount is being expensed as rent expense using the straight line method over the 10 year period of the prepayment. The annual rental will increase by 12% every three years starting on November 12, 2020. Upon the expiration of the lease, the Company has a right of first refusal with regard to contract renewal.

On March 21, 2011, Xinsheng entered into a contract with a general construction contractor to build a warehouse and distribution center for Xinsheng’s products on the property subject to the land lease discussed above. The estimated cost of the construction, which commenced in April 2011 and is expected to be completed by December 31, 2011, is approximately 3,000,000 RMB ($458,423).

The Company intends to fulfill the commitments described above out of working capital.

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

Allowance for Doubtful Accounts

The Company’s receivables primarily consist of accounts receivable from its customers. Accounts receivable are recorded at invoiced amounts and generally do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables.  The credit risk is controlled through credit approvals, limits and monitoring procedures. The Company establishes an allowance for doubtful accounts based upon historical experience, management’s evaluation of the outstanding accounts, age of receivables and other factors. As of March 31, 2011, the allowance for doubtful accounts totaled $2,790. It is equivelant to 5% of the balance of accounts receivable.

Long-Lived Assets

The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350. ASC 350 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 350 also requires assets to be disposed of to be reported at the lower of the carrying amount or the fair value less costs to sell.

Inflation

There has been no material impact of inflation or changing prices on our net sales and revenues and on income from continuing operations for the past two years.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended March 31, 2011, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2011 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits.

(b)   Exhibits

Exhibit No.		Description
31.1	*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA AGRI-BUSINESS, INC.

Date: May 16, 2011	By:	/s/ Liping Deng
Liping Deng, President andChief Executive Officer (Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Xiaolong Zhou
Xiaolong Zhou, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
31.1	*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.