Form 10-Q
period 2011-06-30
China Agri-Business, Inc.
filed 2011-08-15
CIK 1378270

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 15, 2011, there were 13,118,574 shares of common stock of the issuer outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA AGRI-BUSINESS, INC. AND SUBSIDIARIES

China Agri-Business, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$16,398,823	$13,153,741
Accounts receivable, net of allowance for doubtful accounts of $9,519 and $8,248, respectively	180,864	93,634
Inventory	67,843	91,596
Prepaid expenses	206,722	16,143
Total Current Assets	16,854,252	13,355,114
Property, plant and equipment, net of accumulated depreciation of $324,916 and $279,696, respectively	573,473	599,468
Investment in Tienwe Technology	928,320	909,120
Prepaid land lease costs	522,180	538,654
Intangible assets, net of accumulated amortization of $31,990 and $24,397, respectively	109,570	114,235
Total Assets	$18,987,795	$15,516,591
Liabilities and Stockholders' Equity
Current Liabilities
Current portion of long-term debt	$10,223	$9,405
Accounts payable and accrued liabilities	140,564	337,576
Due to chief executive officer - non-interest bearing, due on demand	501,215	501,215
Total Current Liabilities	652,002	848,196

Long Term Liabilities
Long-term debt	96,687	99,728
Total Long Term Liabilities	96,687	99,728

Total Liabilities	748,689	947,924

Stockholders' Equity
Undesignated preferred stock, par value $.001 per share; authorized 4,900,000 shares; none issued	-	-
Common stock, par value $.001 per share; authorized 100,000,000 shares, issued and outstanding 13,118,574 and 13,118,574 shares as of June 30, 2011 and December 31, 2010, respectively	13,119	13,119
Additional paid-in capital	4,806,429	4,610,052
Retained earnings	11,411,536	8,289,263
Accumulated other comprehensive income (foreign currency translation adjustments)	2,008,022	1,656,233
Total stockholders' equity	18,239,106	14,568,667

Total Liabilities and Stockholders' Equity	$18,987,795	$15,516,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Agri -Business, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010

Sales of products	$3,838,000	$3,452,574	$5,592,414	$4,993,515
Cost of goods sold	1,185,054	2,244,930	1,747,525	3,110,048
Gross profit	2,652,946	1,207,644	3,844,889	1,883,467

Selling, general and administrative expenses	406,606	405,833	740,456	701,092
Income from operations	2,246,340	801,811	3,104,433	1,182,375
Interest and other income	11,748	5,715	21,402	12,194
Interest expense	(1,781)	(54,305)	(3,562)	(109,540)
Income before income taxes	2,256,307	753,221	3,122,273	1,085,029
Income taxes	-	-	-	-
Net income	$2,256,307	$753,221	$3,122,273	$1,085,029

Earnings per common share:
Basic	$0.17	$0.06	$0.24	$0.08
Diluted	$0.17	$0.05	$0.24	$0.08

Weighted average number of common shares used to compute earnings per common share:
Basic	13,118,574	12,958,574	13,118,574	12,958,574
Diluted	13,140,029	13,958,574	13,148,095	13,958,574

Comprehensive Income:
Net income	$2,256,307	$753,221	$3,122,273	$1,085,029
Other comprehensive income - foreign currency translation adjustment	228,359	76,365	351,789	75,709
Comprehensive Income	$2,484,666	$829,586	$3,474,062	$1,160,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Agri -Business, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2011 (Unaudited) and the Year Ended December 31, 2010

	Common Stock Shares	Common Stock Amount	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2009	12,958,574	$12,959	$4,370,212	$4,708,473	$1,199,308	$10,290,952
Exercise of Series C warrants into 160,000 shares at $1.50 per share	160,000	160	239,840	-	-	240,000
Net income for the year ended December 31, 2010	-	-	-	3,580,790	-	3,580,790
Foreign currency translation adjustment	-	-	-	-	456,925	456,925
Balance, December 31, 2010	13,118,574	13,119	4,610,052	8,289,263	1,656,233	14,568,667
Options issued for services	-	-	196,377	-	-	196,377
Net income for the six months ended June 30, 2011	-	-	-	3,122,273	-	3,122,273
Foreign currency translation adjustment	-	-	-	-	351,789	351,789
Balance, June 30, 2011 (Unaudited)	13,118,574	$13,119	$4,806,429	$11,411,536	$2,008,022	$18,239,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Agri -Business, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010

Operating activities
Net income	$3,122,273	$1,085,029
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (reduction) in allowance for doubtful accounts	1,271	(612)
Depreciation of property, plant and equipment	38,967	30,744
Amortization of intangible assets and deferred financing costs	7,016	53,314
Amortization of debt discount and fair value of warrants	-	48,784
Amortization of prepaid land lease costs	27,605	-
Options issued for services	196,377	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(88,501)	(7,392)
Decrease (increase) in inventory	23,753	(144,371)
(Increase) decrease in prepaid expenses and other current assets	(190,579)	10,527
Decrease in accounts payable and accrued liabilities	(197,012)	(1,880)
Net cash provided by operating activities	2,941,170	1,074,143

Investing activities
Purchase of equipment	(658)	(301,413)
Purchase of products rights	-	(118,000)
Net cash used in investing activities	(658)	(419,413)

Financing activities
Repayment of long-term debt	(4,867)	(4,471)
Net cash used in financing activities	(4,867)	(4,471)

Effect of exchange rate changes on cash and cash equivalents	309,437	68,390
Increase in cash and cash equivalents	3,245,082	718,649
Cash and cash equivalents, beginning of the priod	13,153,741	9,625,657
Cash and cash equivalents, end of the period	$16,398,823	$10,344,306

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,562	$3,714
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA AGRI-BUSINESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The assets and liabilities of Xinsheng and Meixin are translated into United States dollars at period-end exchange rates ($0.15472 and $0.15152 at June 30, 2011 and December 31, 2010, respectively).  The revenues and expenses are translated into United States dollars at average exchange rates for the periods ($0.15378 and $0.14650 for the three months ended June 30, 2011 and 2010, respectively; $0.1528 and $0.14650 for the six months ended June 30, 2011 and 2010, respectively).  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.  There are no material foreign currency transaction gains or losses for the three and six months ended June 30, 2011 and 2010.

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

Advertising

Advertising costs include advance payments to our branded stores (to be used for signage and store display and promotions). The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Advertising Costs.” Advertising expenses were $97,446 and $82,006 for the three months ended June 30, 2011 and 2010, respectively. Advertising expenses were $147,984 and $94,486 for the six months ended June 30, 2011 and 2010, respectively.

Research and Development

In accordance with ASC subtopic 730-10, Research and Development, the Company expenses all research and development costs as incurred. Research and development expenses for the three months ended March 31, 2011 and 2010 were $211 and $12,045, respectively. Research and development expenses for the six months ended June 30, 2011 and 2010 were $3,255 and $23,033, respectively.

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

Diluted earnings (loss) per common share are computed similarly to basic earnings per common share except that it includes the dilutive securities (such as convertible notes, stock options and warrants) outstanding and potential dilution that could occur if dilutive securities were converted.  Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per common share are excluded from the calculation.

A reconciliation of net income (the numerator) used to compute basic and diluted earnings per common share for the three and six months ended June 30, 2011 and 2010 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (used to compute basic EPS)	$2,256,307	$753,221	$3,122,273	$1,085,029
Add back interest expense on convertible notes	-	3,750	-	7,500
Net income (used to compute diluted EPS)	$2,256,307	$756,971	$3,122,273	$1,092,529

A reconciliation of the weighted average number of common shares (the denominator) used to compute basic and diluted earnings per common share for the three and six months ended June 30, 2011 and 2010 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average number of common shares outstanding (used to compute basic EPS)	13,118,574	12,958,574	13,118,574	12,958,574
Assumed conversion of convertible notes	-	1,000,000	-	1,000,000
Assumed exercise of warrants	21,455	-	29,521	-

Weighted average number of common shares outstanding and dilutive common stock equivalents outstanding (used to compute diluted EPS)	13,140,029	13,958,574	13,148,095	13,958,574

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and warrants on diluted earnings per common share. Antidilutive common shares related to stock options excluded from the computation of diluted earnings per common share were 429,240 and 0 for the three months ended June 30, 2011 and 2010, respectively; 429,240 and 0 for the six months ended June 30, 2011 and 2010, respectively. Antidilutive common shares related to warrants excluded from the computation of diluted earnings per common share were 500,000 and 1,378,580 for the three months ended June 30, 2011 and 2010, respectively; 500,000 and 1,378,580 for the six months ended June 30, 2011 and 2010, respectively.

Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 3 – INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2011 and the results of operations and cash flows for the three and six months ended June 30, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month periods ended June 30, 2011 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date.

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

NOTE 4 – INVENTORY

Inventory at June 30, 2011 and December 31, 2010 consisted of:

	2011	2010
	(Unaudited)
Raw materials	$40,804	$45,827
Finished goods	18,944	37,840
Purchased fertilizers for resale in direct sales stores and branded stores	5,515	5,401
Other	2,580	2,528
Total inventory	$67,843	$91,596

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, at June 30, 2011 and December 31, 2010 consisted of:

	2011	2010
	(Unaudited)
Buildings	$278,525	$272,763
Transportation equipment	240,417	235,446
Machinery and electronic equipment	375,744	367,329
Office equipment	3,703	3,626
	898,389	879,164

Less accumulated depreciation	(324,916)	(279,696)

Property, plant and equipment, net	$573,473	$599,468

In August 2009, Xinsheng acquired two units in a building in Shannxi, China containing approximately 3,800 square feet of space for $257,730 (1,665,783 RMB). $133,954 (865,783 RMB) of the purchase price was paid in cash and the remaining $123,776 (800,000 RMB) was financed through two 10 year mortgages (see Note 10). For legal expediency reasons, the property and mortgages were acquired in the name of the Company’s Chairman of the Board of Directors.

In the first quarter of 2010, the Company acquired additional machinery and equipment from a vendor for $309,440 (2,000,000 RMB).

Depreciation expense was $19,611 and $18,619 for the three months ended June 30, 2011 and 2010, respectively; $38,967 and $30,744 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 6 – INVESTMENT IN TIENWE TECHNOLOGY INC

On July 29, 2005, Xinsheng acquired a 13.95% equity interest in Tienwe Technology Inc. (“Tienwe”), a PRC company, for $928,320 (6,000,000 RMB). The investment is carried at cost. Tienwe shares are not quoted or traded on any securities exchange or in any recognized over-the-counter market; accordingly, it is not practicable to estimate the fair value of the investment. Tienwe sells aerospace products to military industry customers. The Company has recently commenced negotiations with Tienwe regarding Xinsheng’s potential sale of this investment.

NOTE 7 – PREPAID LAND LEASE COSTS

Prepaid land lease costs at June 30, 2011 and December 31, 2010 consisted of:

	2011	2010
	(Unaudited)
Prepayment on November 12, 2010 of first 10 years rent pursuant to land lease (Note 16)	$556,992	$545,472
Accumulated amount recognized as rental expense	(34,812)	(6,818)
Balance	$522,180	$538,654

NOTE 8 – INTANGIBLE ASSETS, NET

Intangible assets, net, at June 30, 2011 and December 31, 2010 consisted of:
	2011	2010
	(Unaudited)
Product rights	$123,776	$121,216
Patent	15,472	15,152
Trademark	2,312	2,264
Total	141,560	138,632
Less accumulated amortization	(31,990)	(24,397)
Net	$109,570	$114,235

In the first quarter of 2010, the Company acquired the Jiamei license, permits and product rights for $123,776 (800,000 RMB). These rights are amortized over their expected useful economic lives of 10 years.

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

At June 30, 2011, estimated amortization for the next five years and thereafter are as follows:

Year ending
June 30,	Amortization
(Unaudited)
2012	$13,295
2013	12,433
2014	12,433
2015	12,433
2016	12,433
Thereafter	46,543

Total	$109,570

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

NOTE 10 – LONG-TERM DEBT

Long-term debt represents mortgages payable to Xian Commerce Bank in connection with Xinsheng’s acquisition of two units in a building in August 2009 (see Note 5). The mortgages, which had a total initial balance of $123,776 (800,000 RMB), are secured by the units, bear interest at an annual rate of 6.53% and are due in monthly installments of interest and principal of approximately $1,407 (9,097 RMB)  to August 6, 2019.

At June 30, 2011, maturities of the Long-term Debt for the next five years and in total are as follows:

Year ending
June 30,	Amount
(Unaudited)
2012	$10,223
2013	10,912
2014	11,646
2015	12,431
2016	13,268
Thereafter	48,430

Total	$106,910

Interest expense incurred on the Long-term Debt during the three months ended June 30, 2011 and 2010 was $1,781 and $1,857, respectively; and for the six months ended June 30, 2011 and 2010 was $3,562 and $3,714, respectively.

NOTE 11 – COMMON STOCK

On October 11, 2007, upon the completion of the public offering, China Agri sold 379,800 units at a price of $1.00 per unit to public investors. Each Unit consisted of one share of Common Stock, one warrant to purchase one share of Common Stock at $1.50 per share exercisable for three years from the date of issuance, and one warrant to purchase one share of Common Stock at $2.00 per share exercisable for three years from the date of issuance only if the $1.50 Unit Warrant was exercised.

On December 17, 2010, the Company issued 160,000 shares of its common stock to the two investors involved in our September 29, 2008 sale of $500,000 convertible notes payable (see Note 9) as a result of the investors’ exercise of 160,000 Series C warrants at $1.50 per share.

NOTE 12 – WARRANTS AND OPTIONS

The Company has issued warrants (exercisable into shares of common stock) to investors, the underwriter of its initial public offering and the placement agent as part of its sale of Series A preferred stock, public offering and private placement of convertible notes. Changes in the warrants outstanding are as follows:

	Six Months Ended	Year Ended
	June 30, 2011	December 31, 2010
	(Unaudited)
Outstanding at beginning of period	618,980	1,378,580
Warrants issued	-	160,000
Warrants exercised	-	(160,000)
Warrants expired	-	(759,600)
Outstanding at end of period	618,980	618,980

Exercisable at end of period	618,980	618,980

Warrants outstanding at June 30, 2011 consisted of:
		Number of	Weighted Average
Date Issued	Expiration Date	Warrants	Exercise Price
October 11, 2007	October 10, 2012	37,980	$1.00
September 29, 2008	September 29, 2011	80,000	1.00
September 29, 2008 (1)	September 29, 2011	340,000	1.50
December 17, 2010 (2)	September 29, 2013	160,000	2.00
October 9, 2009	October 9, 2012	1,000	1.00

Total (Unaudited)		618,980	$1.53
(1) Represents Series C warrants.
(2) Represents Series D warratns.

Effective January 1, 2011, the Company decided to grant stock options to its chief financial officer and to an outside director as part of their year 2011 compensation package. The number of options and specified terms were formalized pursuant to a unanimous written consent of the Board of Directors dated May 16, 2011, whereby the Company granted 257,544 stock options to its chief financial officer and 171,696 stock options granted to an outside director. The exercise price of the options was $1.16, the market closing price at May 13, 2011. These stock options expire on May 16, 2014. The $392,755 estimated fair value of these stock options is being expensed evenly over the year ending December 31, 2011, since the actual option grant instrument provides for the services of these individuals already performed to the date of the grant and services to be  performed in 2011.

The $392,755 fair value of the stock options was calculated using a Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 2.00%; expected stock price volatility of 142.36%; stock price of $1.16 per share; exercise price of $1.16 per share; and term of 3 years.

As of June 30, 2011, none of the stock options had been exercised into common stock.

NOTE 13 – RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Meixin and Xinsheng only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations.  In addition, PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payments of dividends as a reserve fund.  As a result of these PRC laws and regulations, the Company is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances. The restricted portion amounted to approximately $5,797,674 and $5,485,448 at June 30, 2011 and December 31, 2010, respectively.

NOTE 14 – INCOME TAXES

Xinsheng is subject to a PRC 25% standard enterprise income tax.  However, due to its agricultural industry status, the National Tax Bureau in Xi’an High-Tech Development Zone has granted Xinsheng exemptions from this tax since 2006. The Company has to apply for exemption status on an annual basis.

At June 30, 2011 and December 31, 2010, the Company had an unrecognized deferred United States income tax liability relating to undistributed earnings of Xinsheng.  These earnings are considered to be permanently invested in operations outside the United States.  Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances.  Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of approximately $370,000 ($327,000 at December 31, 2010) attributable to the future utilization of the approximately $1,058,000 net operating loss carry-forward of China Agri as of June 30, 2011 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at June 30, 2011. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry-forward expires in varying amounts from year 2025 to year 2031.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The provisions for income taxes differ from the amounts computed by applying the statutory United States federal income tax rate to income (loss) before income taxes.  Reconciliations for the three and six months ended June 30, 2011 and 2010 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Expected tax at 35%	$789,707	$263,627	$1,092,796	$379,760
Tax effect of unutilized losses of China Agri and Meixin	53,799	47,701	114,500	83,921
Effect of PRC income tax exemption granted to Xinsheng	(602,505)	(222,377)	(862,354)	(331,201)
Permanent difference relating to Xinsheng's earnings to be
permanently invested in operations outside the United States	(241,001)	(88,951)	(344,942)	(132,480)

Actual provision for income taxes	$-	$-	$-	$-

NOTE 15 – SEGMENT INFORMATION

The Company operates in one industry segment – the manufacturing and sale of agricultural enhancement products.  Substantially all of the Company’s identifiable assets at June 30, 2011 and December 31, 2010 were located in the PRC.  Net sales for the periods presented were all derived from PRC customers.

In 2008, the Company launched a new sales and marketing initiative to establish a closer relationship with farmers through agricultural cooperatives located throughout the rural areas of China. One component of this initiative is called the “Super Chain Sales Partner Program”, which involves stores branded under the name of “Xinsheng Shiji” but owned and managed by third parties. The other is called “Direct Sales Stores”. The Direct Sales Stores were controlled and managed by the Company until December 2010. In December 2010, the Company outsourced the operation and ownership of the Direct Sales Stores to subcontractors who bear the risk of operations of the stores. Since both the “super chain sales stores” and the “outsourced direct sales stores” operate under the name of “Xinsheng Shiji”, we refer to these stores as the “Xinsheng Shiji” branded stores. There are approximately 630 branded stores as of June 30, 2011. The majority of branded stores are located in Shannxi Province (local province); others are located in Hunan and Sichuan provinces. For the three and six months ended June 30, 2011, approximately 66% and 68%, respectively, of revenue was generated from our branded and outsourced direct sales stores, and approximately 34% and 32%, respectively, from traditional sales channels.

Sales by Sales Network	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Branded sales stores	$2,539,609	66.17%	$2,950,386	85.45%	$3,791,657	67.80%	$4,196,128	84.03%
Traditional sales network	1,298,391	33.83%	502,188	14.55%	1,800,757	32.20%	797,387	15.97%
Total Sales	$3,838,000	100.00%	$3,452,574	100.00%	$5,592,414	100.00%	$4,993,515	100.00%

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

Xinsheng leased its office space (approximately 7300 square feet) at an annual rent of 366,390 RMB ($56,688) under a lease with a three year term expiring March 31, 2011. The Company terminated this lease on October 1, 2009 after relocating to its new purchased two units in a building (see Note 5). On October 1, 2009, the Company signed a new lease with the same landlord for office space of 344 square feet at an annual rent of 12,000 RMB ($1,857). This one year lease expired on September 30, 2010. The Company did not renew the lease but, with the permission of the landlord, it continues to use the leased premises in exchange for the same rent.

Xinsheng leases its operating and testing space (approximately 2600 square feet) at an annual rent of 38,500 RMB ($5,957) under a lease which expired March 31, 2010. The Company did not renew the lease but, with the permission from the landlord, it continues to use the leased premises in exchange for the same rent.

On November 12, 2010, Xinsheng entered into a Land Leasing Contract with Xi’an Shishang Weiyang Investment & Management, Inc. pursuant to which the Company agreed to lease 24 mu of land (one mu is equivalent to approximately 0.165 acres) located in Zhongcha Village, Petrochemical Road, Weiyang District, Xi’an, China. Pursuant to the terms of the lease, the Company has the right to construct warehouses and processing centers on the land. The Company plans to build a warehouse and distribution center for the Company’s and other organic manufacturers’ products. The term of the lease is twenty-one years, from November 12, 2010 through November 12, 2031. The Company is obligated to pay rent of RMB 360,000 ($55,699) per year. Rent for the first ten years totaling RMB 3,600,000 ($556,992) was paid in November 2010 pursuant to the lease, which amount is being expensed as rent expense using the straight line method over the 10 year period of the prepayment. The annual rental will increase by 12% every three years starting on November 12, 2020. Upon the expiration of the lease, the Company has a right of first refusal with regard to contract renewal.

China Agri utilizes office space provided by one of its directors at no cost.

For the three months ended June 30, 2011 and 2010, rental and related expenses for all operating leases amounted to $17,174 and $31,798, respectively. For the six months ended June 30, 2011 and 2010, rental and related expenses for all operating leases amounted to $32,941 and $56,710, respectively.

At June 30, 2011, future minimum rental commitments (excluding the $556,992 rent prepaid for the first 10 years of the land lease described above) under all non-cancellable operating leases were:

Year Ending	Minimum
June 30,	Rent
2012	$-
2013	-
2014	-
2015	-
2016	-
Thereafter	806,804
Total	$806,804

Construction Contract

On March 21, 2011, Xinsheng entered into a contract with a general construction contractor to build a warehouse and distribution center for Xinsheng’s products on the property subject to the land lease discussed above. The estimated cost of the construction is approximately 3,000,000 RMB ($464,160).  The construction will commence after receipt of approval of our plans from the local government.

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

Qinfeng Operation Agreement

On June 24, 2011, the Company, through its Chinese operating subsidiary, Xinsheng, acquired the right to manage and operate Shaanxi Qinfeng Agrochemical Inc. (“Qinfeng”) in Xi’an, China. Qinfeng is an agrochemical manufacturer. Currently, Qinfeng has an annual production capacity of 400 metric tons of diafenthiuron, 600 metric tons of prochloraz, and approximately 5,000 metric tons of seed coating agents and preparations.

Pursuant to the management and operating agreement with Qinfeng, the Company will manage Qinfeng’s operations from June 1, 2011 until December 31, 2013. The Company is entitled to the net profits or losses from the operations of Qinfeng during the Term. During the term, the Company has rights to use Qinfeng’s production facilities and intangible assets (i.e. trade names, trademarks, and certain licenses), to hire and dismiss employees, to file all applicable registrations with government authorities, and to coordinate with third parties in connection with technical development and production.

The Company agreed: (1) to manage Qinfeng’s assets and production lawfully; if production is unreasonably interrupted continually more than two months, Qinfeng may terminate the Agreement and hold the Company responsible for all resulting losses; (2) to be responsible for payment of all taxes and fees, except taxes relating to housing and land and pre-existing taxes and fees; (3) to be responsible for the safeguard of Qinfeng’s assets and intangible assets; (4) to be responsible for the safety of production and annual safety production inspections; (5) to be responsible for the validation and registration of fertilizer licenses; (6) to be responsible for the maintenance of current facilities and new equipment if needed; (7) to be responsible for the purchase of workers’ compensation insurance; (8) to be responsible for the payment of wages and salaries; (9) to be responsible for all civil administrative and criminal charges in connection with the operation of Qinfeng’s assets that occur during the Term.

As consideration for entering into the agreement, the Company paid Qinfeng 1,200,000 RMB (approximately $185,664) on June 14, 2011. The $186,544 is included in prepaid expenses at June 30, 2011 and will be expensed evenly over the six months ending December 31, 2011. From January 1, 2012 to December 31, 2013, the Company must pay an aggregate of 2,400,000 RMB each year to Qinfeng, payable in installments of 1,200,000 RMB (approximately $185,664) due within the first 15 business days of January and July of each year.

During the term of the agreement, the Company has a right of first refusal to purchase any shares of Qinfeng owned by Qinfeng’s controlling shareholder on the same terms as those offered by the third party offeror. Upon the expiration of the Agreement, if Qinfeng decides to continue to lease, transfer or sell its operations, and if the Company’s performance under the Agreement has been satisfactory, the Company has a right of first refusal on the same terms as those offered by the third party offeror

Potential Acquisition of Land Use Rights

On October 21, 2009, Xinsheng received an approval letter from the Bureau of Foreign Trade and Economic Cooperation of Lantian County of Xinsheng’s application to purchase land use rights in Lantian County to establish “Xinsheng Centennial Industrial Zone”. Xinsheng intends to purchase the land use rights for 66 acres for a term of 30 years.  The land use rights purchase cost is expected to be approximately $4,332,160 (28,000,000 RMB). In addition, the estimated cost for relocation of local dwellers is expected to be approximately $315,629 (2,040,000 RMB). As of the filing date of this Form 10-Q, the transaction has not yet been finalized due to the delay in processing by the local government.

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

NOTE 17 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances that are held in five banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of June 30, 2011 and December 31, 2010, the Company’s uninsured cash balances were approximately $16,329,000 and $13,008,000, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q .

Results of Operations

Three Months Ended June 30, 2011 as compared to the Three Months Ended June 30, 2010

Comparison of Sales for the Three Months Ended June 30, 2011 and 2010

In 2008, the Company launched a new sales and marketing initiative to establish a closer relationship with farmers through agricultural cooperatives located throughout the rural areas of China. One component of this initiative was called the “Super Chain Sales Partner Program”, which involves stores branded under the name of “Xinsheng Shiji” but owned and managed by third parties. The other was called “Direct Sales Stores”. The Direct Sales Stores were controlled and managed by the Company until December 2010. In December 2010, the Company outsourced the operation and ownership of the Direct Sales Stores to subcontractors who bear the risk of operations of the stores. Since both of the “super chain sales stores” and the “outsourced direct sales stores” were operated under the name of “Xinsheng Shiji”, we refer to these stores as the “Xinsheng Shiji” branded stores. There are approximately 630 branded stores as of June 30, 2011. The majority of branded stores are located in Shannxi Province (local province); others are located in Hunan and Sichuan provinces. For the three  months ended June 30, 2011 and 2010, approximately 66% and 85%, respectively, of revenue was generated from our branded and outsourced direct sales stores, and approximately 34% and 15%, respectively, from traditional sales channels.

Sales by Sales Network	Three Months Ended June 30,
	2011		2010
	(Unaudited)		(Unaudited)
Branded sales stores	$2,539,609	66.17%	$2,950,386	85.45%
Traditional sales network	1,298,391	33.83%	502,188	14.55%
Total Sales	$3,838,000	100.00%	$3,452,574	100.00%

The revenue was $3,838,000 in the three months ended June 30, 2011, an increase of $385,426, or 11%, compared to $3,452,574 in the three months ended June 30, 2010. The revenue from branded stores was $2,539,609 in 2011, a decrease of $410,777, or 14%, compared to $2,950,386 in 2010.  The decrease was attributable to the fact that the Company did not sell third party products in 2011. There was $2,351,597 of third party products sold in our branded sales stores in 2010. Starting in the first quarter 2011, we ceased selling third party products in our branded stores. The revenue from our traditional sales network was $1,298,391 in 2011, an increase of $796,203, or 159%, compared to $502,188 in 2010. The increase was attributable to the Company’s marketing efforts.

Comparison of Gross Profit for the Three Months Ended June 30, 2011 and 2010

Cost of goods sold for the three months ended June 30, 2011 was $1,185,054, a decrease of $1,059,876, or (47)%, compared to $2,244,930 in the comparable period of  2010. Gross profit was 69% for the three months ended June 30, 2011, an increase of 34 percentage points from 35% for the comparative period of 2010. The increase in gross profit margin was attributable to the changes in our sales mix. Starting from the first quarter of 2011, all of the Company’s sales were its branded products, compared to 68% third party products in the comparable period of 2010. The gross profit margin on the Company’s branded products is generally between 66% and 69%. The gross profit margin on third party manufactured products in our branded sales stores was generally approximately 20%.

Comparison of Net Income for the Three Months Ended June 30, 2011 and 2010

	2011	2010

Gross Profit	$2,652,946	$1,207,644

Selling and marketing	186,683	244,440
Professional fees	141,602	50,452
Depreciation and amortization expenses	22,302	15,014
Other general and administrative expenses	56,019	95,927
Total selling, general and administrative expenses	406,606	405,833
Income from operations	2,246,340	801,811
Interest income	11,748	5,715
Interest expense	(1,781)	(54,305)

Net Income	$2,256,307	$753,221

Selling and marketing

Selling and marketing expenses were $186,683 for the three months ended June 30, 2011, a decrease of $57,757, or 24%, compared to $244,440 in 2010. The reduction in selling and marketing expenses resulted from the outsourcing of our direct sales stores starting in the fourth quarter of 2010.

Professional fees

Professional fees consist of audit and review fees, legal and attorney fees, director fees and contracted professional service fees. Professional fees were $141,602 and $50,452 in 2011 and 2010, respectively. The increase in professional fees was mainly attributable to the $96,377 expense for stock option compensation for our chief financial officer and for an outside director. The total $392,755 estimated fair value of these stock options is being expensed evenly over the year ending December 31, 2011.

Other General and Administrative Expenses

Other general and administrative expenses generally included: wages and related benefits, research and development expenses, rent and utility expenses, office expenses, bad debt expense, travel and miscellaneous expenses. Other general and administrative expenses were $56,019 in 2011, a decrease of $39,908, or 42%, compared to $95,927 in 2010. The reduction in other general and administrative expenses was also attributable to the outsourcing of our direct sales stores starting in the fourth quarter of 2010.

Interest expense

Interest expense was $54,305 in 2010, which consisted of amortization of deferred financing costs of $24,444, amortization of fair value of warrants of $18,214, amortization of a beneficial conversion feature of $6,040 and loan interest of $5,607. These expenses were related to the convertible notes issued in September 2008 and repaid in 2010.

Net income

Net income for the three months ended June 30, 2011 was $2,256,307, an increase of $1,503,086, or 200%, compared to net income of $753,221 in 2010. The increase in net income primarily resulted from the successful outsourcing of our direct sales stores and an increase in sales of our own manufactured products.

Six Months Ended June 30, 2011 as compared to the Six Months Ended June 30, 2010

Comparison of Sales for the Six Months Ended June 30, 2011 and 2010

For the six months ended June 30, 2011 and 2010, approximately 68% and 84%, respectively, of revenue was generated from our branded and outsourced direct sales stores, and approximately 32% and 16%, respectively, was generated from traditional sales channels.

Sales by Sales Network	Six Months Ended June 30,
	2011		2010
	(Unaudited)		(Unaudited)
Branded sales stores	$3,791,657	67.80%	$4,196,128	84.03%
Traditional sales network	1,800,757	32.20%	797,387	15.97%
Total Sales	$5,592,414	100.00%	$4,993,515	100.00%

Revenue was $5,592,414 in the six months ended June 30, 2011, an increase of $598,899, or 12%, compared to $4,993,515 in the six months ended June 30, 2010. The revenue from branded stores was $3,791,657 in 2011, a decrease of $404,471, or 10%, compared to $4,196,128 in 2010. The decrease was attributable to the fact that the Company did not sell third party products in 2011. There was revenue of $3,222,351 from third party products sold in our branded sales stores in 2010. Starting in the first quarter 2011, we ceased selling third party products in our branded sales stores. The revenue from our traditional sales network was $1,800,757 in 2011, an increase of $1,003,370, or 126%, compared to $797,387 in 2010. The increase was attributable to the Company’s marketing efforts.

Comparison of Gross Profit for the Six Months Ended June 30, 2011 and 2010

Cost of goods sold for the six months ended June 30, 2011 was $1,747,525, a decrease of $1,362,523, or 44%, compared to $3,110,048 in the comparable period of 2010. Gross profit was 69% for the six months ended June 30, 2011, an increase of 31 percentage points from 38% for the comparable period of 2010. The increase in gross profit margin was attributable to the changes in our sales mix. Starting from the first quarter of 2011, all of the Company’s sales were its own branded products, compared to 65% third party products in the comparable period of 2010. The gross profit margin on the Company’s branded products is generally between 66% and 69%. The gross profit margin on third party manufactured products in our direct sales stores was generally approximately 20%.

Comparison of Net Income for the Six Months Ended June 30, 2011 and 2010

	2011	2010

Gross Profit	$3,844,889	$1,883,467

Selling and marketing	285,075	397,559
Professional fees	309,213	95,202
Depreciation and amortization expenses	44,451	26,831
Other general and administrative expenses	101,717	181,500
Total selling, general and administrative expenses	740,456	701,092
Income from operations	3,104,433	1,182,375
Interest income	21,402	12,194
Interest expense	(3,562)	(109,540)

Net Income	$3,122,273	$1,085,029

Selling and marketing

Selling and marketing expenses were $285,075 for the six months ended June 30, 2011, a decrease of $112,484, or 28%, compared to $397,559 in 2010. The reduction in selling and marketing expenses resulted from the outsourcing of our direct sales stores starting in the fourth quarter of 2010.

Professional fees

Professional fees consist of audit and review fees, legal and attorney fees, director fees and contracted professional service fees. Professional fees were $309,213 and $95,202 in 2011 and 2010, respectively. The increase in professional fees was mainly attributable to the $196,377 expense for stock option compensation for our chief financial officer and for an outside director. The total $392,755 estimated fair value of these stock options is being expensed evenly over the year ending December 31, 2011.

Other General and Administrative Expenses

Other general and administrative expenses generally included: wages and related benefits, research and development expenses, rent and utility expenses, office expenses, bad debt expense, travel and miscellaneous expenses. Other general and administrative expenses were $101,717 for the six months ended June 30, 2011, a decrease of $79,783, or 44%, compared to $181,500 for the comparable period of 2010. The reduction in other general and administrative expenses was also attributable to the outsourcing of our direct sales stores starting in the fourth quarter of 2010.

Interest expense

Interest expense was $109,540 in 2010, which included amortization of deferred financing costs of $49,524, amortization of fair value of warrants of $36,635, amortization of a beneficial conversion feature of $12,149 and loan interest of $7,500. These expenses were related to the convertible notes issued in September 2008 and repaid in 2010.

Net income

Net income for the six months ended June 30, 2011 was $3,122,273, an increase of $2,037,244, or 188%, compared to net income of $1,085,029 for the six months ended June 30, 2010. The increase in net income primarily resulted from the successful outsourcing of our direct sales stores and an increase in sales of our own manufactured products.

Liquidity and Capital Resources

As of June 30, 2011, 86% of the Company’s assets consisted of cash and cash equivalents, compared to 85% as of December 31, 2010. As of June 30, 2011, our cash and cash equivalents amounted to $16,398,823, an increase of $3,245,082 compared to $13,153,741 as of December 31, 2010.

Net cash provided by operating activities was $2,941,170 and $1,074,143 for the six months ended June 30, 2011 and 2010, respectively. The increase resulted from the increase in net income of $2,037,244 in the six months ended June 30, 2011.

Net cash used in investing activities was $658 and $419,413 in the six months ended June 30, 2011 and 2010, respectively. During the first quarter of 2010, the Company acquired additional product rights for $118,000 (RMB 800,000) and related  machinery and equipment from a vendor for $295,000 (RMB 2,000,000). The Company also spent $6,413 on other equipment.

The repayment for long-term debt was $4,867 and $4,471 for the six months ended June 30, 2011 and 2010, respectively.

Foreign currency translation

Xinsheng’s functional currency is the Chinese Yuan, or Renminbi (“RMB”). Our financial position and results of operations (reported in U.S. Dollars) are affected by changes in RMB exchange rates.

Tax-exempt status in the PRC

Xinsheng is subject to a 25% standard enterprise income tax in the PRC. However, due to Xinsheng’s agricultural activities, the National Tax Bureau in Xi’an High-Tech Development Zone has granted Xinsheng annual exemptions from this tax through the year ending December 31, 2011.

For purposes of comparison, had we been subject to the 25% tax, our cash provided by operating activities and net income for the six months ended June 30, 2011 and 2010 would each have been reduced by $862,354 and $331,201, respectively.

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

Long-term Debt

Long-term debt represents mortgages payable to Xian Commerce Bank in connection with Xinsheng’s acquisition of two units in a building in August 2009 (see Note 5). The mortgages, which had a total initial balance of $123,776 (800,000 RMB), are secured by the units, bear interest at an annual rate of 6.53% and are due in monthly installments of interest and principal of approximately $1,407 (9,097 RMB) to August 6, 2019.

Expansion plan

On October 21, 2009, Xinsheng received an approval letter from the Bureau of Foreign Trade and Economic Cooperation of Lantian County of Xinsheng’s application to purchase land use rights in Lantian County to establish “Xinsheng Centennial Industrial Zone”. Xinsheng intends to purchase the land use rights for 66 acres for a term of 30 years.  The land use rights purchase cost is expected to be approximately $4,332,160 (28,000,000 RMB). In addition, the estimated cost for relocation of local dwellers is expected to be approximately $315,629 (2,040,000 RMB). As of the filing date of this Form 10-Q, the transaction has not yet been finalized due to the delay in processing by the local government. There can be no assurance that the local government will approve the purchase.

On November 12, 2010, Xinsheng entered into a Land Leasing Contract with Xi’an Shishang Weiyang Investment & Management, Inc. pursuant to which the Company agreed to lease 24 mu of land (one mu is equivalent to approximately 0.165 acres) located in Zhongcha Village, Petrochemical Road, Weiyang District, Xi’an, China. Pursuant to the terms of the lease, the Company has the right to construct warehouses and processing centers on the land. The Company plans to build a warehouse and distribution center for the Company’s and other organic manufacturers’ products. The term of the lease is twenty-one years, from November 12, 2010 through November 12, 2031. The Company is obligated to pay rent of RMB 360,000 ($55,699) per year. Rent for the first ten years totaling RMB 3,600,000 ($556,992) was paid in November 2010 pursuant to the lease, which amount is being expensed as rent expense using the straight line method over the 10 year period of the prepayment. The annual rental will increase by 12% every three years starting on November 12, 2020. Upon the expiration of the lease, the Company has a right of first refusal with regard to contract renewal.

On March 21, 2011, Xinsheng entered into a contract with a general construction contractor to build a warehouse and distribution center for Xinsheng’s products on the property subject to the land lease discussed above. The estimated cost of the construction is approximately 3,000,000 RMB ($464,160).  The construction will commence after receipt of local government approval of our plans.

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

The exercise of our outstanding stock options and warrants into shares of common stock would have a dilutive effect on our common stock, which could in turn reduce our ability to raise additional funds on favorable terms. In addition, the subsequent sale on the open market of any shares of common stock issued upon exercise of our outstanding stock options and warrants could impact our stock price which could in turn reduce our ability to raise additional funds on favorable terms.

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

Allowance for Doubtful Accounts

The Company’s receivables primarily consist of accounts receivable from its customers. Accounts receivable are recorded at invoiced amounts and generally do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits and monitoring procedures. The Company establishes an allowance for doubtful accounts based upon historical experience, management’s evaluation of the outstanding accounts, age of receivables and other factors. As of June 30, 2011, the allowance for doubtful accounts totaled $9,519. It is equivalent to 5% of the balance of accounts receivable.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2011, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Effective January 1, 2011, the Company decided to grant stock options to its chief financial officer and to an outside director as part of their year 2011 compensation package. The number of options and specified terms were formalized pursuant to a unanimous written consent of the Board of Directors dated May 16, 2011, whereby the Company granted 257,544 stock options to its chief financial officer and 171,696 stock options granted to an outside director. The exercise price of the options was $1.16, the market closing price at May 13, 2011. These stock options expire on May 16, 2014. The issuance of options was exempt in accordance with the terms of Regulation D promulgated under the Securities Act of 1933, as amended.

As of June 30, 2011, none of the stock options had been exercised into common stock.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits.

(b)   Exhibits

Exhibit No.		Description
31.1	*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.		Description
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA AGRI-BUSINESS, INC.

Date: August 15, 2011	By:	/s/ Liping Deng
Liping Deng, President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Xiaolong Zhou
Xiaolong Zhou, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
31.1	*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*           Filed herewith.