Form 10-Q/A
period 2011-06-30
China Agri-Business, Inc.
filed 2011-08-24
CIK 1378270

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to China Agri-Business, Inc.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarterly period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 15, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.  Exhibits.

(b)   Exhibits

Exhibit No.		Description
31.1		Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2		Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101	*
The following financial statements from China Agri-Business, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Income and Comprehensive Income (unaudited); (iii) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (unaudited); and, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*           Filed herewith.

(1) Filed as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2011, filed August 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA AGRI-BUSINESS, INC.

Date: August 24, 2011	By:	/s/ Liping Deng
Liping Deng, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 24, 2011	By:	/s/ Xiaolong Zhou
Xiaolong Zhou, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
31.1		Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2		Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101	*
The following financial statements from China Agri-Business, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Income and Comprehensive Income (unaudited); (iii) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (unaudited); and, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*           Filed herewith.

(1) Filed as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2011, filed August 15, 2011.