Form 10-Q
period 2011-09-30
China Agri-Business, Inc.
filed 2011-11-21
CIK 1378270

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 14, there were 13,118,574 shares of common stock of the issuer outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA AGRI-BUSINESS, INC. AND SUBSIDIARIES

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	F - 1

Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months ended September 30, 2011 and 2010 (Unaudited)	F - 2

Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months ended September 30, 2011 (Unaudited) and the Year ended December 31, 2010	F - 3

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010 (Unaudited)	F - 4

Notes to Unaudited Condensed Consolidated Financial Statements	F - 5

China Agri-Business, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$19,104,534	$13,153,741
Accounts receivable, net of allowance for doubtful accounts of $9,647 and $8,248, respectively	99,815	93,634
Inventory	40,888	91,596
Prepaid expenses	115,053	16,143
Total Current Assets	19,360,290	13,355,114
Property, plant and equipment, net of accumulated depreciation of $348,808 and $279,696, respectively	561,659	599,468
Investment in Tienwe Technology	627,200	909,120
Prepaid land lease costs	515,088	538,654
Intangible assets, net of accumulated amortization of $36,007 and $24,397, respectively	107,456	114,235
Total Assets	$21,171,693	$15,516,591
Liabilities and Stockholders' Equity
Current Liabilities
Current portion of long-term debt	$10,531	$9,405
Accounts payable and accrued liabilities	155,288	337,576
Due to chief executive officer - non-interest bearing, due on demand	501,215	501,215
Total Current Liabilities	667,034	848,196

Long Term Liabilities
Long-term debt	95,334	99,728
Total Long Term Liabilities	95,334	99,728

Total Liabilities	762,368	947,924

Stockholders' Equity
Undesignated preferred stock, par value $.001 per share; authorized 4,900,000 shares; none issued	-	-
Common stock, par value $.001 per share; authorized 100,000,000 shares, issued and outstanding 13,118,574 and 13,118,574 shares as of September 30, 2011 and December 31, 2010, respectively	13,119	13,119
Additional paid-in capital	4,904,618	4,610,052
Retained earnings	13,218,626	8,289,263
Accumulated other comprehensive income (foreign currency translation adjustments)	2,272,962	1,656,233
Total stockholders' equity	20,409,325	14,568,667
Total Liabilities and Stockholders' Equity	$21,171,693	$15,516,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Agri -Business, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2011	2010	2011	2010

Sales of products	$3,739,017	$3,530,563	$9,331,431	$8,524,078
Cost of goods sold	1,126,301	2,027,496	2,873,826	5,137,544
Gross profit	2,612,716	1,503,067	6,457,605	3,386,534

Selling, general and administrative expenses	504,149	560,961	1,244,605	1,262,053
Income from operations	2,108,567	942,106	5,213,000	2,124,481
Interest and other income	11,846	6,390	33,248	18,584
Loss on investment in Tienwe Technology	(311,600)	-	(311,600)	-
Interest expense	(1,723)	(52,512)	(5,285)	(162,052)
Income before income taxes	1,807,090	895,984	4,929,363	1,981,013
Income taxes	-	-	-	-
Net income	$1,807,090	$895,984	$4,929,363	$1,981,013

Earnings per common share:
Basic	$0.14	$0.07	$0.38	$0.15
Diluted	$0.14	$0.07	$0.38	$0.15

Weighted average number of common shares used to compute earnings per common share:
Basic	13,118,574	12,958,574	13,118,574	12,958,574
Diluted	13,118,574	12,958,574	13,134,985	12,958,574

Comprehensive Income:
Net income	$1,807,090	$895,984	$4,929,363	$1,981,013
Other comprehensive income - foreign currency translation adjustment	264,940	171,434	616,729	247,143
Comprehensive Income	$2,072,030	$1,067,418	$5,546,092	$2,228,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Agri -Business, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2011 (Unaudited) and the Year Ended December 31, 2010

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2009	12,958,574	$12,959	$4,370,212	$4,708,473	$1,199,308	$10,290,952
Exercise of Series C warrants into 160,000 shares at $1.50 per share	160,000	160	239,840	-	-	240,000
Net income for the year ended December 31, 2010	-	-	-	3,580,790	-	3,580,790
Foreign currency translation adjustment	-	-	-	-	456,925	456,925
Balance, December 31, 2010	13,118,574	13,119	4,610,052	8,289,263	1,656,233	14,568,667
Options issued for services	-	-	294,566	-	-	294,566
Net income for the nine months ended September 30, 2011	-	-	-	4,929,363	-	4,929,363
Foreign currency translation adjustment	-	-	-	-	616,729	616,729
Balance, September 30, 2011 (Unaudited)	13,118,574	$13,119	$4,904,618	$13,218,626	$2,272,962	$20,409,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Agri -Business, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010

Operating activities
Net income	$4,929,363	$1,981,013
Adjustments to reconcile net income to net cash
provided by operating activities:
Increase in allowance for doubtful accounts	9,736	210
Depreciation of property, plant and equipment	56,489	49,467
Amortization of intangible assets and deferred financing costs	10,558	79,884
Amortization of debt discount and fair value of warrants	-	72,499
Amortization of prepaid land lease costs	41,627	-
Loss on investment in Tienwe Technology	311,600	-
Options issued for services	294,566	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,580)	(89,453)
Decrease (increase) in inventory	50,708	(149,517)
(Increase) decrease in prepaid expenses and other current assets	(98,910)	13,870
(Decrease) increase in accounts payable and accrued liabilities	(182,288)	126,359
Net cash provided by operating activities	5,415,869	2,084,332

Investing activities
Purchase of equipment	(666)	(307,001)
Purchase of products rights	-	(119,576)
Net cash used in investing activities	(666)	(426,577)

Financing activities
Repayment of long-term debt	(7,336)	(4,446)
Proceeds of loan from chief executive officer	-	500,000
Repayment of convertible notes	-	(500,000)
Net cash used in financing activities	(7,336)	(4,446)

Effect of exchange rate changes on cash and cash equivalents	542,926	223,088
Increase in cash and cash equivalents	5,950,793	1,876,397
Cash and cash equivalents, beginning of the priod	13,153,741	9,625,657
Cash and cash equivalents, end of the period	$19,104,534	$11,502,054

Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,285	$16,857
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA AGRI-BUSINESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

The assets and liabilities of Xinsheng and Meixin are translated into United States dollars at period-end exchange rates ($0.1568 and $0.1515 at September 30, 2011 and December 31, 2010, respectively).  The revenues and expenses are translated into United States dollars at average exchange rates for the periods ($0.1558 and $0.1478 for the three months ended September 30, 2011 and 2010, respectively; $0.1542 and $0.1470 for the nine months ended September 30, 2011 and 2010, respectively).  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.  There are no material foreign currency transaction gains or losses for the three and nine months ended September 30, 2011 and 2010.

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

Advertising

Advertising costs include advance payments to our branded stores (to be used for signage and store display and promotions). The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Advertising Costs.” Advertising expenses were $108,941 and $43,241 for the three months ended September 30, 2011 and 2010, respectively. Advertising expenses were $256,925 and $137,727 for the nine months ended September 30, 2011 and 2010, respectively.

Research and Development

In accordance with ASC subtopic 730-10, “Research and Development”, the Company expenses all research and development costs as incurred. Research and development expenses for the three months ended September 30, 2011 and 2010 were $15,580 and $10,152, respectively. Research and development expenses for the nine months ended September 30, 2011 and 2010 were $18,835 and $33,185, respectively.

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

Earnings (Loss) Per Common Share

The Company has adopted ASC 260-10, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

A reconciliation of net income (the numerator) used to compute basic and diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (used to compute basic EPS)	$1,807,090	$895,984	$4,929,363	$1,981,013
Add back interest expense on convertible notes	-	3,750	-	11,250
Net income (used to compute diluted EPS)	$1,807,090	$899,734	$4,929,363	$1,992,263

A reconciliation of the weighted average number of common shares (the denominator) used to compute basic and diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average number of common shares outstanding (used to compute basic EPS)	13,118,574	12,958,574	13,118,574	12,958,574
Assumed exercise of warrants	-	-	16,411	-
Weighted average number of common shares outstanding and dilutive common stock equivalents outstanding (used to compute diluted EPS)	13,118,574	12,958,574	13,134,985	12,958,574

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and warrants on diluted earnings per common share. Antidilutive common shares related to stock options excluded from the computation of diluted earnings per common share were 429,240 and 0 for the three months ended September 30, 2011 and 2010, respectively, and 429,240 and 0 for the nine months ended September 30, 2011 and 2010, respectively. Antidilutive common shares related to warrants excluded from the computation of diluted earnings per common share were 618,980 and 1,378,580 for the three months ended September 30, 2011 and 2010, respectively, and 500,000 and 1,378,580 for the nine months ended September 30, 2011 and 2010, respectively.

Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 3 – INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2011 and the results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month periods ended September 30, 2011 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Form 10–K filed March 31, 2011.

NOTE 4 – INVENTORY

Inventory at September 30, 2011 and December 31, 2010 consisted of:

	2011	2010
	(Unaudited)
Raw materials	$24,940	$45,827
Finished goods	7,743	37,840
Purchased fertilizers for resale in direct sales stores and branded stores	5,589	5,401
Other	2,616	2,528
Total inventory	$40,888	$91,596

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, at September 30, 2011 and December 31, 2010 consisted of:
	2011	2010
	(Unaudited)
Buildings	$282,269	$272,763
Transportation equipment	243,649	235,446
Machinery and electronic equipment	380,796	367,329
Office equipment	3,753	3,626
	910,467	879,164
Less accumulated depreciation	(348,808)	(279,696)
Property, plant and equipment, net	$561,659	$599,468

In August 2009, Xinsheng acquired two units in a building in Shannxi, China containing approximately 3,800 square feet of space for $261,195 (1,665,783 RMB). $135,755 (865,783 RMB) of the purchase price was paid in cash and the remaining $125,440 (800,000 RMB) was financed through two 10-year mortgages (see Note 10). For legal expediency reasons, the property and mortgages were acquired in the name of the Company’s Chairman of the Board of Directors.

In the first quarter of 2010, the Company acquired additional machinery and equipment from a vendor for $313,600 (2,000,000 RMB).

Depreciation expense was $19,032 and $18,723 for the three months ended September 30, 2011 and 2010, respectively, and $56,489 and $49,467 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 6 – INVESTMENT IN TIENWE TECHNOLOGY INC

On July 29, 2005, Xinsheng acquired a 13.95% equity interest in Tienwe Technology Inc. (“Tienwe”), a PRC company, for $940,800 (6,000,000 RMB). To September 30, 2011, the investment was carried at cost. Tienwe shares are not quoted or traded on any securities exchange or in any recognized over-the-counter market; accordingly, it has not been practicable to estimate the fair value of the investment. Tienwe sells aerospace products to military industry customers. Since the 13.95% equity interest in Tienwe was acquired in 2005 the Company has received no return on this investment, such as distributions of income or dividends from Tienwe.

The major shareholders in Xinsheng informally determined (without a formal meeting vote) that based upon the lack of investment returns over the term of its investment and future prospects for investment returns from Tienwe, in September 2011, that the Company would informally contact the management of Tienwe seeking return of its 6,000,000 RMB ($940,800) investment. Tienwe informed the Company that Tienwe is not yet profitable because it continues to expend time and money on research and development, and orally offered to allow the Company to divest 50% of its investment in return for 3,000,000 RMB ($470,400) to be repaid within 2 months of Tienwe and the Company agreeing on those terms. The Company continues to negotiate with Tienwe regarding Xinsheng’s desire to divest itself of this investment. At September 30, 2011, the Company estimated, if negotiations are successful, that the sale of this investment might recover $627,200 (4,000,000 RMB) and accordingly, recorded a loss on investment in Tienwe Technology of $311,600 in the quarter ended September 30, 2011. Should negotiation be unsuccessful the Company may need to record an additional loss on this investment when the final agreement is reached.

NOTE 7 – PREPAID LAND LEASE COSTS

Prepaid land lease costs at September 30, 2011 and December 31, 2010 consisted of:

	2011	2010
	(Unaudited)
Prepayment on November 12, 2010 of first 10 years rent pursuant to land lease (Note 16)	$564,480	$545,472
Accumulated amount recognized as rental expense	(49,392)	(6,818)
Balance	$515,088	$538,654

NOTE 8 – INTANGIBLE ASSETS, NET

Intangible assets, net, at September 30, 2011 and December 31, 2010 consisted of:
	2011	2010
	(Unaudited)
Product rights	$125,440	$121,216
Patent	15,680	15,152
Trademark	2,343	2,264
Total	143,463	138,632
Less accumulated amortization	(36,007)	(24,397)
Net	$107,456	$114,235

In the first quarter of 2010, the Company acquired the Jiamei license, permits and product rights for $125,440 (800,000 RMB). These rights are amortized over their expected useful economic lives of 10 years.

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

At September 30, 2011, estimated amortization for the next five years and thereafter are as follows:

Year ending September 30,	Amortization
(Unaudited)
2012	$13,037
2013	12,600
2014	12,600
2015	12,600
2016	12,600
Thereafter	44,019
Total	$107,456

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

The Series C warrants had a term of three years and were exercisable into shares of common stock at an exercise price of $1.50 per share. Upon exercise of a Series C warrant, in addition to receiving shares of common stock, each Series C warrant holder was issued a Series D warrant to purchase additional shares of common stock in an amount equal to the number of Series C warrants exercised. The Series D warrants have a term of three years and an exercise price of $2.00 per share. The exercise price of the warrants is subject to adjustment upon the occurrence of stock splits, combinations, dividends and subsequent offerings, as set forth in the warrants.

The Company had the right to prepay the Notes at 110% of the outstanding principal amount any time prior to the maturity date and upon 30 days prior written notice to the holders. The Company could call for the termination of any unexercised portion of the Series C warrants upon consummation of a subsequent offering by the Company of not less than $7,500,000 in gross proceeds and upon 30 days written notice to the holders. Upon termination of any unexercised Series C warrants, the warrant holders would not receive any Series D warrants, any shares underlying the Series C or Series D warrants, or any other securities.

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

In connection with the private placement, the placement agent received warrants to purchase 80,000 shares of the Company’s common stock at an exercise price of $1.00 per share for a term of three years. The $19,920 fair value of these warrants (calculated using the same assumptions described above except for the exercise price) was charged to deferred financing costs and added to additional paid in capital. On October 9, 2009, the Company issued warrants to purchase 1,000 shares of the Company’s common stock at an exercise price of $1.00 per share for a term of three years for services rendered and waiving registration rights. The $426 fair value of these warrants (calculated using the same assumptions described above except for the exercise price) was charged to current financing cost and added to additional paid in capital. In September 2011, the Company agreed to extend the expiration date of above-mentioned warrants to September 30, 2012.

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

NOTE 10 – LONG-TERM DEBT

Long-term debt represents mortgages payable to Xian Commerce Bank in connection with Xinsheng’s acquisition of two units in a building in August 2009 (see Note 5). The mortgages, which had a total initial balance of $125,440 (800,000 RMB), are secured by the units, bear interest at an annual rate of 6.53% and are due in monthly installments of interest and principal of approximately $1,426 (9,097 RMB)  to August 6, 2019.

At September 30, 2011, maturities of the Long-term Debt for the next five years and in total are as follows:

Year ending September 30,	Amount
(Unaudited)
2012	$10,531
2013	11,240
2014	11,997
2015	12,805
2016	13,667
Thereafter	45,625
Total	$105,865

Interest expense incurred on the Long-term Debt during the three months ended September 30, 2011 and 2010 was $1,723 and $1,893, respectively; and for the nine months ended September 30, 2011 and 2010 was $5,285 and $5,607, respectively.

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

NOTE 12 – WARRANTS AND OPTIONS

The Company has issued warrants (exercisable into shares of common stock) to investors, the underwriter of its initial public offering and placement agent as part of its sale of Series A preferred stock, public offering, and private placement of convertible notes. Changes in the warrants outstanding are as follows:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
	(Unaudited)
Outstanding at beginning of period	618,980	1,378,580
Warrants issued	-	160,000
Warrants exercised	-	(160,000)
Warrants expired	(340,000)	(759,600)
Outstanding at end of period	278,980	618,980

Exercisable at end of period	278,980	618,980

Warrants outstanding at September 30, 2011 consisted of:

Date Issued	Expiration Date	Number of Warrants	Weighted Average Exercise Price
October 11, 2007	October 10, 2012	37,980	$1.00
September 29, 2008	September 30, 2012	80,000	1.00
December 17, 2010 (1)	December 17, 2013	160,000	2.00
October 9, 2009	October 9, 2012	1,000	1.00
Total (Unaudited)		278,980	$1.57
(1) Represents Series D warratns.

Effective January 1, 2011, the Company decided to grant stock options to its chief financial officer and to an outside director as part of their year 2011 compensation package. The number of options and specified terms were formalized pursuant to a unanimous written consent of the Board of Directors dated May 16, 2011, whereby the Company granted 257,544 stock options to its chief financial officer and granted 171,696 stock options to an outside director. The exercise price of the options is $1.16, the market closing price at May 13, 2011. These stock options expire on May 16, 2014. The $392,755 estimated fair value of these stock options is being expensed evenly over the year ending December 31, 2011, since the actual option grant instrument provides for the services of these individuals already performed to the date of the grant and services to be performed in 2011.

The $392,755 fair value of the stock options was calculated using a Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 2.00%; expected stock price volatility of 142.36%; stock price of $1.16 per share; exercise price of $1.16 per share; and term of 3 years.

As of September 30, 2011, none of the stock options had been exercised into common stock.

NOTE 13 – RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Meixin and Xinsheng only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payments of dividends as a reserve fund. As a result of these PRC laws and regulations, the Company is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances. The restricted portion amounted to approximately $5,978,384 and $5,485,448 at September 30, 2011 and December 31, 2010, respectively.

NOTE 14 – INCOME TAXES

Xinsheng is subject to a PRC 25% standard enterprise income tax. However, due to its agricultural industry status, the National Tax Bureau in Xi’an High-Tech Development Zone has granted Xinsheng exemptions from this tax since 2006. The Company has to apply for exemption status on an annual basis.

At September 30, 2011 and December 31, 2010, the Company had an unrecognized deferred United States income tax liability relating to undistributed earnings of Xinsheng. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of approximately $388,000 ($327,000 at December 31, 2010) attributable to the future utilization of the approximately $1,109,000 net operating loss carry-forward of China Agri as of Septemper 30, 2011 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at September 30, 2011. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry-forward expires in varying amounts from year 2025 to year 2031.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The provisions for income taxes differ from the amounts computed by applying the statutory United States federal income tax rate to income (loss) before income taxes. Reconciliations for the three and nine months ended September 30, 2011 and 2010 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expected tax at 35%	$632,482	$313,594	$1,725,277	$693,355
Tax effect of unutilized losses of China Agri and Meixin	52,637	37,239	173,797	121,160
Effect of PRC income tax exemption granted to Xinsheng	(489,371)	(250,596)	(1,356,481)	(581,796)
Permanent difference relating to Xinsheng's earnings to be permanently invested in operations outside the United States	(195,748)	(100,237)	(542,593)	(232,719)
Actual provision for income taxes	$-	$-	$-	$-

NOTE 15 – SEGMENT INFORMATION

The Company operates in one industry segment – the manufacturing and sale of agricultural enhancement products. Substantially all of the Company’s identifiable assets at September 30, 2011 and December 31, 2010 were located in the PRC. Net sales for the periods presented were all derived from PRC customers.

In 2008, the Company launched a new sales and marketing initiative to establish a closer relationship with farmers through agricultural cooperatives located throughout the rural areas of China. One component of this initiative is called the “Super Chain Sales Partner Program”, which involves stores branded under the name of “Xinsheng Shiji” but owned and managed by third parties. The other is called “Direct Sales Stores”. The Direct Sales Stores were controlled and managed by the Company until December 2010. In December 2010, the Company outsourced the operation and ownership of the Direct Sales Stores to subcontractors who bear the risk of operations of the stores. Since both the “super chain sales stores” and the “outsourced direct sales stores” operate under the name of “Xinsheng Shiji”, we refer to these stores as the “Xinsheng Shiji” branded stores. There are approximately 630 branded stores as of September 30, 2011. The majority of branded stores are located in Shannxi Province (local province); others are located in Hunan and Sichuan provinces. For the three and nine months ended September 30, 2011, approximately 66% and 67%, respectively, of revenue was generated from our branded and outsourced direct sales stores, and approximately 34% and 33%, respectively, from traditional sales channels.

Sales by Sales Network	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Branded sales stores	$2,451,984	65.58%	$2,545,107	72.09%	$6,243,641	66.91%	$6,741,766	79.09%
Traditional sales network	1,287,033	34.42%	985,456	27.91%	3,087,790	33.09%	1,782,312	20.91%
Total Sales	$3,739,017	100.00%	$3,530,563	100.00%	$9,331,431	100.00%	$8,524,078	100.00%

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

Xinsheng leased its office space (approximately 7300 square feet) at an annual rent of 366,390 RMB ($57,450) under a lease with a three year term expiring March 31, 2011. The Company terminated this lease on October 1, 2009 after relocating to its new purchased two units in a building (see Note 5). On October 1, 2009, the Company signed a new lease with the same landlord for office space of 344 square feet at an annual rent of 12,000 RMB ($1,882). This one year lease expired on September 30, 2010. The Company did not renew the lease but with the permission of the landlord continues to use the leased premises for the same rent.

Xinsheng leases its operating and testing space (approximately 2600 square feet) at an annual rent of 38,500 RMB ($6,037) under a lease which expired March 31, 2010. The Company did not renew the lease but with the permission of the landlord continues to use the leased premises for the same rent.

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

The term of the lease is twenty-one years, from November 12, 2010 through November 12, 2031. The Company is obligated to pay rent of RMB 360,000 ($56,448) per year. Rent for the first ten years totaling RMB 3,600,000 ($564,480) was paid in November 2010 pursuant to the lease, which amount is being expensed as rent expense using the straight line method over the 10 year period of the prepayment. The annual rental will increase by 12% every three years starting on November 12, 2020. Upon the expiration of the lease, the Company has a right of first refusal with regard to contract renewal.

China Agri utilizes office space provided by one of its directors at no cost.

For the three months ended September 30, 2011 and 2010, rental and related expenses for all operating leases amounted to $110,126 and $68,361, respectively. For the nine months ended September 30, 2011 and 2010, rental and related expenses for all operating leases amounted to $143,067 and $149,984, respectively.

At September 30, 2011, future minimum rental commitments (excluding the $564,480 rent prepaid for the first 10 years of the land lease described above) under all non-cancellable operating leases were:

Year Ending September 30,	Minimum Rent
2012	$-
2013	-
2014	-
2015	-
2016	-
Thereafter	806,804
Total	$806,804

Construction Contract

On March 21, 2011, Xinsheng entered into a contract with a general construction contractor to build a warehouse and distribution center for Xinsheng’s products on the property subject to the land lease discussed above. The estimated cost of the construction is approximately 3,000,000 RMB ($470,400). The construction will commence after receipt of approval of our plans from the local government.

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

As consideration for entering into the agreement, the Company paid Qinfeng 1,200,000 RMB (approximately $188,160) on June 14, 2011. The $188,160 was included in prepaid expenses at June 30, 2011 and is being expensed as a rental expense evenly over the six months ending December 31, 2011. From January 1, 2012 to December 31, 2013, the Company must pay an aggregate of 2,400,000 RMB each year to Qinfeng, payable in installments of 1,200,000 RMB (approximately $188,160) due within the first 15 business days of January and July of each year.

During the term of the agreement, the Company has a right of first refusal to purchase any shares of Qinfeng owned by Qinfeng’s controlling shareholder on the same terms as those offered by the third party offeror. Upon the expiration of the Agreement, if Qinfeng decides to continue to lease, transfer or sell its operations, and if the Company’s performance under the Agreement has been satisfactory, the Company has a right of first refusal on the same terms as those offered by the third party offeror.

The Qinfeng facility is not yet in operation. The Company is conducting technical tests and equipment adjustments for the products.

Potential Acquisition of Land Use Rights

On October 21, 2009, Xinsheng received an approval letter from the Bureau of Foreign Trade and Economic Cooperation of Lantian County of Xinsheng’s application to purchase land use rights in Lantian County to establish “Xinsheng Centennial Industrial Zone”. Xinsheng intends to purchase the land use rights for 66 acres for a term of 30 years.  The land use rights purchase cost is expected to be approximately $4,390,400 (28,000,000 RMB). In addition, the estimated cost for relocation of local dwellers is expected to be approximately $319,872 (2,040,000 RMB). As of the filing date of this Form 10-Q, the transaction has not yet been finalized due to the delay in processing by the local government.

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

NOTE 17 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances that are held in five banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of September 30, 2011 and December 31, 2010, the Company’s uninsured cash balances were approximately $19,088,904 and $13,008,000 respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included in this Form 10-Q  filed with the Security and Exchange Commission.

 Results of Operations

Three Months Ended September 30, 2011 as compared to the Three Months Ended September 30, 2010

Comparison of Sales for the Three Months Ended September 30, 2011 and 2010

In 2008, the Company launched a new sales and marketing initiative to establish a closer relationship with farmers through agricultural cooperatives located throughout the rural areas of China. One component of this initiative was called the “Super Chain Sales Partner Program”, which involves stores branded under the name of “Xinsheng Shiji” but owned and managed by third parties. The other was called “Direct Sales Stores”. The Direct Sales Stores were controlled and managed by the Company to until December 2010. In December 2010, the Company outsourced operation and ownership of the Direct Sales Stores to subcontractors who bear the risk of operations of the stores. Since both of the “super chain sales stores” and the “outsourced direct sales stores” were operated under the name of “Xinsheng Shiji”, we refer to these stores as the “Xinsheng Shiji” branded stores. There are approximately 630 branded stores as of September 30, 2011. The majority of branded stores are located in Shannxi Province (local province); others are located in Hunan and Sichuan provinces. For the three months ended September 30, 2011 and 2010, approximately 66% and 72%, respectively, of revenue was generated from our branded and outsourced direct sales stores, and approximately 34% and 28%, respectively, from traditional sales channels.

Sales by Sales Network	Three Months Ended September 30,
	2011		2010
	(Unaudited)		(Unaudited)
Branded sales stores	$2,451,984	65.58%	$2,545,107	72.09%
Traditional sales network	1,287,033	34.42%	985,456	27.91%

Total Sales	$3,739,017	100.00%	$3,530,563	100.00%

Revenue was $3,739,017 in the three months ended September 30, 2011, an increase of $208,454, or 6%, compared to $3,530,563 in the three months ended September 30, 2010. Revenue from branded stores was $2,451,984 in the three months ended September 30, 2011, a decrease of $93,123, or 4%, compared to $2,545,107 in the three months ended September 30, 2010.  The decrease in revenue resulted from the Company’s new development strategy to stop selling third party products starting in the first quarter of 2011. There was $2,272,144 revenue from third party products sold in our branded sales stores in 2010. Without revenue from these third party products, the sales of the Company’s products increased $2,480,598, or 197%, compared to $1,258,419 in 2010. The revenue from our traditional sales network was $1,287,033 in 2011, an increase of $301,577, or 31%, compared to $985,456 in 2010.

Comparison of Gross Profit for the Three Months Ended September 30, 2011 and 2010

Cost of goods sold for the three months ended September 30, 2011 was $1,126,301, a decrease of $901,195, or 44%, compared to $2,027,496 in the comparable period of  2010. Gross profit was 70% for the three months ended September 30, 2011, an increase of 37 percentage points from 43% for the comparable period of 2010. The improvement of gross profit margin was attributable to the new development strategy of the Company. We stopped selling third party products in the first quarter of 2011. All Company’s sales were our branded products in the three months ended September 30, 2011, compared to 72% third parties’ products in the comparable period of 2010. The gross profit margin on our manufactured products is generally between 66% and 69%. The gross profit margin on third party manufactured products in our direct sales stores approximated 20%.

Comparison of Net Income for the Three Months Ended September 30, 2011 and 2010

	2011	2010

Gross Profit	$2,612,716	$1,503,067

Selling and marketing	183,793	359,618
Professional fees	139,939	45,611
Depreciation and amortization expenses	22,596	28,192
Other general and administrative expenses	157,821	127,540
Total selling, general and administrative expenses	504,149	560,961
Income from operations	2,108,567	942,106
Interest income	11,846	6,390
Interest expense	(1,723)	(52,512)
Loss on investment in Tienwe Technology	(311,600)	-

Net Income	$1,807,090	$895,984

Selling and marketing

Selling and marketing expenses were $183,793 for the three months ended September 30, 2011, a decrease of $175,825, or 49%, compared to $359,618 for the comparable period of 2010. The reduction in selling and marketing expense resulted from the outsourcing of our direct sales stores starting in the fourth quarter of 2010.

Professional fees

Professional fees consist of audit and review fees, legal and attorney fees, director fees and contracted professional service fees. Professional fees were $139,939 and $45,611 in the three months ended September 30,  2011 and 2010, respectively. The increase in professional fees was attributable to the $98,189 expense on stock option compensation due our chief financial officer and due to a director. The total $392,755 estimated fair value of these stock options is being expensed evenly over the year ending December 31, 2011.

Other General and Administrative Expenses

Other general and administrative expenses generally included: wages and related benefits, research and development expenses, rent and utility expenses, office expenses, bad debt expense, travel and miscellaneous expenses. Other general and administrative expenses were $157,821 in the three months ended September 30, 2011, an increase of $30,281, or 24%, compared to $127,540 in the three months ended September 30, 2010. The increase was attributable to the increase in rental and related expense. Rental expense was $110,126 in the three months ended September 30, 2011, an increase of $41,765 or 61%, compared to $68,361 in 2010. The increased rental expense was due to  the Zhongcha Village Land Leasing Contract executed November 12, 2010 and the Qinfeng Operating Agreement dated June 24, 2011.

Interest expense

Interest expense was $1,723 and $52,512 in the three months ended September 30, 2011 and 2010, respectively. Interest expense for the three months ended September 30, 2011 related to long term debt of $105,865. Interest expense for the three months ended September 30, 2010  included amortization of deferred financing costs of $23,190, amortization of fair value of warrants of $17,809, amortization of a beneficial conversion feature of $5,906 and loan interest of $3,750. These expenses were related to the convertible notes issued in September 2008 and repaid in 2010.

Net income

Net income for the three months ended September 30, 2011 was $1,807,090, an increase of $911,106, or 102%, compared to net income of $895,984 in the three months ended September 30, 2010. The increase in net income primarily resulted from the successful outsourcing of our direct sales stores and an increase in sales of our own branded products.

Nine months ended September 30, 2011 as compared to the Nine Months Ended September 30, 2010

Comparison of Sales for the Nine Months ended September 30, 2011 and 2010

For the nine months ended September 30, 2011 and 2010, approximately 67% and 79%, respectively, of revenue was generated from our branded and outsourced direct sales stores, and approximately 33% and 21%, respectively, from traditional sales channels.

Sales by Sales Network	Nine Months Ended September 30,
	2011		2010
	(Unaudited)		(Unaudited)
Branded sales stores	$6,243,641	66.91%	$6,741,766	79.09%
Traditional sales network	3,087,790	33.09%	1,782,312	20.91%
Total Sales	$9,331,431	100.00%	$8,524,078	100.00%

Revenue was $9,331,431 in the nine months ended September 30, 2011, an increase of $807,353, or 9%, compared to $8,524,078 in the nine months ended September 30, 2010. Revenue from branded stores was $6,243,641 in the nine months ended September 30, 2011, a decrease of $498,125, or 7%, compared to $6,741,766 in the nine months ended September 30, 2010. The decrease in revenue resulted from the Company’s new development strategy to stop selling the third party products starting in the first quarter of 2011.There was $4,952,071 revenue from third party products sold in our branded sales stores in 2010. Without these third party products, the sales of the Company’s  products increased $5,759,424, or 161%, in the nine months ended September 30, 2011, compared to $3,572,007 in the nine months ended September 30, 2010. The revenue from our traditional sales network was $3,087,790 in the nine months ended September 30, 2011, an increase of $1,305,478, or 73%, compared to $1,782,312 in the nine months ended September 30, 2010.

Comparison of Gross Profit for the Nine Months ended September 30, 2011 and 2010

Cost of goods sold for the nine months ended September 30, 2011 was $2,873,826, a decrease of $2,263,718, or 44%, compared to $5,137,544 in the comparable period of  2010. Gross profit was 69% for the nine months ended September 30, 2011, an increase of 39 percentage points from 40% for the comparative period of 2010. The improvement of gross profit margin was attributable to the new development strategy of the Company to stop selling third party products in the first quarter of 2011. All of the Company’s sales were our branded products in 2011, compared to 58% third parties’ products in the comparable period of 2010. The gross profit margin on our manufactured products is generally between 66% and 69%. The gross profit margin on third party manufactured products in our direct sales stores approximated 20%.

Comparison of Net Income for the Nine Months ended September 30, 2011 and 2010

	2011	2010

Gross Profit	$6,457,605	$3,386,534

Selling and marketing	468,868	757,177
Professional fees	449,152	140,813
Depreciation and amortization expenses	67,047	55,023
Other general and administrative expenses	259,538	309,040
Total selling, general and administrative expenses	1,244,605	1,262,053
Income from operations	5,213,000	2,124,481
Interest income	33,248	18,584
Interest expense	(5,285)	(162,052)
Loss on investment in Tienwe Technology	(311,600)	-

Net Income	$4,929,363	$1,981,013

Selling and marketing

Selling and marketing expenses were $468,868 for the nine months ended September 30, 2011, a decrease of $288,309, or 38%, compared to $757,177 in the nine months ended September 30, 2010. The reduction in selling and marketing expense resulted from the outsourcing of our direct sales stores starting in the fourth quarter of 2010.

Professional fees

Professional fees consist of audit and review fees, legal and attorney fees, director fees and contracted professional service fees. Professional fees were $449,152 and $140,813 in  the nine months ended September 30, 2011 and 2010, respectively. The increase in professional fees was attributable to the $294,566 expense on stock option compensation due our chief financial officer and due an outside director. The total $392,755 estimated fair value of these stock options is being expensed evenly over the year ending December 31, 2011.

Other General and Administrative Expenses

Other general and administrative expenses generally included: wages and related benefits, research and development expenses, rent and utility expenses, office expenses, bad debt expense, travel and miscellaneous expenses. Other general and administrative expenses were $259,538 in the nine months ended September 30, 2011, a decrease of $49,502, or 16%, compared to $309,040 in the nine months ended September 30, 2010. The reduction in other general and administrative expenses was also attributable to the outsourcing of our direct sales stores starting in the fourth quarter of 2010 and decreased related expenses.

Interest expense

Interest expense was $5,285 and $162,052 for the nine months ended September 30, 2011 and 2010, respectively. Interest expense for the nine months ended September 30, 2011 related to long-term debt.. Interest expense for the nine months ended September 30, 2010 included amortization of deferred financing costs of $72,732, amortization of fair value of warrants of $54,444, amortization of a beneficial conversion feature of $18,055 and loan interest of $16,281. Most of these expenses were related to the convertible notes issued in September 2008 and repaid in 2010.

Net income

Net income for the nine months ended September 30, 2011 was $4,929,363, an increase of $2,948,350, or 149%, compared to net income of $1,981,013 in the nine months ended September 30, 2010. The increase in net income primarily resulted from the successful outsourcing of our direct sales stores and an increase in sales of our own branded products.

Liquidity and Capital Resources

As of September 30, 2011, 90% of the Company’s assets consisted of cash and cash equivalents, compared to 85% as of December 31, 2010. As of September 30, 2011, our cash and cash equivalents amounted to $19,104,534, an increase of $5,950,793 compared to $13,153,741 as of December 31, 2010.

Net cash provided by operating activities was $5,415,869 and $2,084,332 for the nine months ended September 30, 2011 and 2010, respectively. The increase resulted from the increase in net income of $2,948,350 in the nine months ended September 30, 2011.

Net cash used in investing activities was $666 and $426,577 in the nine months ended September 30, 2011 and 2010, respectively. During the first quarter of 2010, the Company acquired additional product rights for $119,576 (800,000 RMB) and related  machinery and equipment from a vendor for $307,001 (2,000,000 RMB).

The repayment for long-term debt was $7,336 and $4,446 for the nine months ended September 30, 2011 and 2010. During September 2010, the Company received $500,000 from Mr. Liping Deng, chief executive officer of the Company, and used proceeds to repay convertible notes. The advance from Mr. Deng is interest free and due on demand.

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

For purposes of comparison, had we been subject to the 25% tax, our cash provided by operating activities and net income for the nine months ended September 30, 2011 and 2010 would each have been reduced by approximately $1,356,500 and $581,800, respectively.

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

The Series C warrants had a term of three years and were exercisable into shares of common stock at an exercise price of $1.50 per share. Upon exercise of a Series C warrant, in addition to receiving shares of common stock, each Series C warrant holder was issued a Series D warrant to purchase additional shares of common stock in an amount equal to the number of Series C warrants exercised. The Series D warrants have a term of three years and an exercise price of $2.00 per share. The exercise price of the warrants is subject to adjustment upon the occurrence of stock splits, combinations, dividends and subsequent offerings, as set forth in the warrants.

The Company had the right to prepay the Notes at 110% of the outstanding principal amount any time prior to the maturity date and upon 30 days prior written notice to the holders. The Company could call for the termination of any unexercised portion of the Series C warrants upon consummation of a subsequent offering by the Company of not less than $7,500,000 in gross proceeds and upon 30 days written notice to the holders. Upon termination of any unexercised Series C warrants, the warrant holders would not receive any Series D warrants, any shares underlying the Series C or Series D warrants, or any other securities.

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

In connection with the private placement, the placement agent received warrants to purchase 80,000 shares of the Company’s common stock at an exercise price of $1.00 per share for a term of three years. The $19,920 fair value of these warrants (calculated using the same assumptions described above except for the exercise price) was charged to deferred financing costs and added to additional paid in capital. On October 9, 2009, the Company issued warrants to purchase 1,000 shares of the Company’s common stock at an exercise price of $1.00 per share for a term of three years for services rendered and waiving registration rights. The $426 fair value of these warrants (calculated using the same assumptions described above except for the exercise price) was charged to current financing cost and added to additional paid in capital. In September 2011, the Company extend the expiration date of above mentioned warrants to September 30, 2012.

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

Long-term Debt

Long-term debt represents mortgages payable to Xian Commerce Bank in connection with Xinsheng’s acquisition of two units in a building in August 2009 (see Note 5). The mortgages, which had a total initial balance of $125,440 (800,000 RMB), are secured by the units, bear interest at an annual rate of 6.53% and are due in monthly installments of interest and principal of approximately $1,426 (9,097 RMB)  to August 6, 2019.

Expansion plan

Potential Acquisition of Land Use Rights

On October 21, 2009, Xinsheng received an approval letter from the Bureau of Foreign Trade and Economic Cooperation of Lantian County of Xinsheng’s application to purchase land use rights in Lantian County to establish “Xinsheng Centennial Industrial Zone”. Xinsheng intends to purchase the land use rights for 66 acres for a term of 30 years.  The land use rights purchase cost is expected to be approximately $4,390,400 (28,000,000 RMB). In addition, the estimated cost for relocation of local dwellers is expected to be approximately $319,872 (2,040,000 RMB). As of the filing date of this Form 10-Q, the transaction has not yet been finalized due to the delay in processing by the local government.

Construction

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

The term of the lease is twenty-one years, from November 12, 2010 through November 12, 2031. The Company is obligated to pay rent of RMB 360,000 ($56,448) per year. Rent for the first ten years totaling RMB 3,600,000 ($564,480) was paid in November 2010 pursuant to the lease, which amount is being expensed as rent expense using the straight line method over the 10 year period of the prepayment. The annual rental will increase by 12% every three years starting on November 12, 2020. Upon the expiration of the lease, the Company has a right of first refusal with regard to contract renewal.

On March 21, 2011, Xinsheng entered into a contract with a general construction contractor to build a warehouse and distribution center for Xinsheng’s products on the property subject to the land lease discussed above. The estimated cost of the construction is approximately 3,000,000 RMB ($470,400).  The construction will commence after receipt of approval of our plans from the local government.

Qinfeng Operation

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

Pursuant to the management and operating agreement with Qinfeng, the Company will manage Qinfeng’s operations from June 1, 2011 until December 31, 2013. The Company is entitled to the net profits or losses from the operations of Qinfeng during the term of the agreement. During the term, the Company has rights to use Qinfeng’s production facilities and intangible assets (i.e. trade names, trademarks, and certain licenses), to hire and dismiss employees, to file all applicable registrations with government authorities, and to coordinate with third parties in connection with technical development and production.

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

The Qinfeng facility is not yet in operation.  The Company is conducting technical tests and equipment adjustments for the products as of November 14, 2011.

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

Allowance for Doubtful Accounts

The Company’s receivables primarily consist of accounts receivable from its customers. Accounts receivable are recorded at invoiced amounts and generally do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits and monitoring procedures. The Company establishes an allowance for doubtful accounts based upon historical experience, management’s evaluation of the outstanding accounts, age of receivables and other factors. As of September 30, 2011, the allowance for doubtful accounts totaled $9,647. It is equivalent to 9% of the balance of accounts receivable.

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

INVESTMENT IN TIENWE TECHNOLOGY INC

On July 29, 2005, Xinsheng acquired a 13.95% equity interest in Tienwe Technology Inc. (“Tienwe”), a PRC company, for $940,800 (6,000,000 RMB). To September 30, 2011, the investment was carried at cost. Tienwe shares are not quoted or traded on any securities exchange or in any recognized over-the-counter market; accordingly, it has not practicable to estimate the fair value of the investment. Tienwe sells aerospace products to military industry customers. Since the 13.95% equity interest in Tienwe was acquired in 2005 the Company has received no return on this investment, such as distributions of income or dividends from Tienwe.

The major shareholders in Xinsheng informally determined (without a formal meeting vote) that based upon the lack of investment returns over the term of its investment and future prospects for investment returns from Tienwe, in September 2011, that the Company would informally contact the management of Tienwe seeking return of its 6,000,000 RMB ($940,800) investment. Tienwe informed the Company that Tienwe is not yet profitable because it continues to expend time and money on research and development, and orally offered to allow the Company to divest 50% of its investment in return for 3,000,000 RMB ($470,400) to be repaid within 2 months of Tienwe and the Company agreeing on those terms. The Company continues to negotiate with Tienwe regarding Xinsheng’s desire to divest itself of this investment. At September 30, 2011, the Company estimated, if negotiations are successful, that the sale of this investment might recover $627,200 (4,000,000 RMB) and accordingly, recorded a loss on investment in Tienwe Technology of $311,600 in the quarter ended September 30, 2011. Should negotiation be unsuccessful the Company may need to record an additional loss on this investment when the final agreement is reached.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended September 30, 2011, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following financial statements from China Agri-Business, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Income and Comprehensive Income (unaudited); (iii) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (unaudited); and, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA AGRI-BUSINESS, INC.

Date: November 21, 2011	By:	/s/ Liping Deng
Liping Deng, President and Chief Executive Officer (Principal Executive Officer)

Date: November 21, 2011	By:	/s/ Xiaolong Zhou
Xiaolong Zhou, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

31.1	*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	*
The following financial statements from China Agri-Business, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Income and Comprehensive Income (unaudited); (iii) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (unaudited); and, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.